Form 10QSB
period 2000-03-31
SECURITY ASSET CAPITAL CORP/NV
filed 2000-05-18
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

Commission file number 000-29039



                       SECURITY ASSET CAPITAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            NEVADA                                          95-4729666
  ----------------------------                            -------------
  (State or Other Jurisdiction                            (IRS Employer
of Incorporation or Organization)                       Identification No.)


              701 B Street, Suite 1775, San Diego, California 92101
              -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (619) 232-9950
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                           UNIVERSAL VIEW CORPORATION
                          270 N. Canon Drive, Suite 203
                         Beverly Hills, California 90210
          (Former Name or Former Address, if Changed Since Last Report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

Yes     [X]      No     [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,961,000 of common stock shares as of March 31, 2000.

Transitional Small Business Disclosure Format (check one):

Yes     [ ]      No     [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 3/31/00:

                                                     Number of Shares
                                                     ----------------
Common Stock, $.001 par Value                          10,961,000

Additional Common Stock, $.001 par Value Issuable       1,000,000

Total Common Stock Outstanding                         11,961,000


These consolidated financial statements of Security Asset Capital Corporation (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 8K/A filed May 5, 2000. In the opinion of management, the financial information set forth in the accompanying consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                                     ASSETS

                                               (Unaudited)        (Audited)
                                              March 31, 2000  December 31, 1999
                                              --------------  -----------------
Current assets:
     Cash                                       $ 1,420,331      $    29,580
     Cash in Transit
                                                                   1,649,972
     Loan portfolio assets                        2,242,359        3,243,864
     Related party receivables - directors           37,638           14,000
     Notes and advances receivable                  148,649           36,149
                                                -----------      -----------
     Total current assets                         3,848,977        4,973,565
                                                -----------      -----------

Rental real estate, net                           4,087,814        4,069,663
Furniture and equipment, net                         48,025           49,489

Other assets:
     Patent and patents pending                   1,552,500        1,552,500
     Investment The Debt Registry                 1,373,980                B
     Deferred financing costs, net                  472,861          404,247
     Miscellaneous assets                            15,800           15,800
                                                -----------      -----------

                                                  7,550,980        1,972,547
                                                -----------      -----------
          Total assets                          $11,399,957      $11,065,264
                                                ===========      ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                 (Unaudited)        (Audited)
                                                               March 31, 1999   December 31, 1999
                                                               --------------   -----------------
Current liabilities:
     Accounts payable                                           $    101,723       $     97,882
     Loan sales payable to third parties                                                999,428
     Loan portfolio payable                                          100,000            732,736
     Due to related parties                                           18,066             18,066
     Accrued expenses and other liabilities                                B             46,578
     Notes payable (including accrued interest of
          $198,399 and $170,795 at March 31, 2000 and
          December 31, 1999, respectively)                         6,166,004          4,987,110
     Current portion of long term debt                                49,499            119,513
                                                                ------------       ------------

          Total current liabilities                                6,435,292          7,001,313
                                                                ------------       ------------

Long term debt, net of current portion                             3,019,976          2,908,780
Deferred income taxes                                                250,000            250,000
                                                                ------------       ------------

          Total liabilities                                        9,705,268         10,160,093
                                                                ------------       ------------

Commitments and contingencies (Notes 12 and 18)

Shareholders' equity (deficit):
     Common stock, $0.001 par value, 25,000,000
        shares authorized; 10,961,000 and 9,910,000
        shares issued and outstanding in March 31, 2000
        and 1999, respectively; and 1,000,000 and
        925,000 shares issuable at
        March 31, 2000 and December 31, 1999, respectively            11,961             10,826
     Additional paid-in capital                                    4,869,783          3,422,274
     Accumulated deficit                                          (3,187,055)        (2,527,929)
                                                                ------------       ------------

     Total shareholders' equity (deficit)                          1,694,689            905,171
                                                                ------------       ------------

     Total liabilities and shareholders' equity (deficit)       $ 11,399,957       $ 11,065,264
                                                                ============       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Quarter Ended March 31, 2000 and 1999

                                                                     (Unaudited)       (Unaudited)
                                                                   March 31, 2000     March 31, 1999
                                                                   --------------     --------------
Revenues:
     Portfolio revenue                                              $  1,225,070       $        295
     Rental revenue                                                      114,804                  B
                                                                    ------------       ------------

     Total revenues                                                    1,339,874                295
                                                                    ------------       ------------

Expenses:
     Portfolio expenses                                                  989,475                  B
     Rental expenses                                                      10,800                  B

     General and administrative                                          502,108             54,273
                                                                    ------------       ------------

     Total expenses                                                    1,502,383             54,273
                                                                    ------------       ------------

          Loss from operations                                          (162,509)           (53,978)

Other income (expense):
     Other income                                                          5,977                  B
     Interest expense (including amortization of deferred
          Financing costs of $281,153 and $35,351 in
          1st Quarter 2000 and 1999, respectively)                      (502,594)           (55,352)
     Other expenses                                                            B                  B
                                                                    ------------       ------------

     Total other expense                                                (496,617)           (55,352)
                                                                    ------------       ------------

          Loss before income taxes and
              extraordinary item                                        (659,126)          (109,330)

Income tax expense                                                             B                  B
                                                                    ------------       ------------
          Loss before extraordinary item                                (659,126)          (109,330)

Extraordinary item - debt forgiveness,
   net of tax effect of $0                                                     B                  B
                                                                    ------------       ------------

          Net loss                                                  $   (659,126)      $   (109,330)
                                                                    ============       ============

Basic and diluted loss before extraordinary item per share          $      (0.06)      $      (0.02)
                                                                    ============       ============

Basic and diluted net loss per share                                $      (0.06)      $      (0.02)
                                                                    ============       ============

Shares used to compute basic and diluted net loss per share and
   loss before extraordinary item per share                           11,400,000          6,910,000
                                                                    ============       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                      For the Quarter Ended March 31, 2000
                                   (Unaudited)

                                                                           Additional
                                                 Common Stock                Paid-In        Accumulated
                                            Stock           Amount           Capital          Deficit            Total
                                         -----------      -----------      -----------      -----------       -----------
Balance, December 31, 1999                10,826,000           10,826      $ 3,422,274      $(2,527,929)      $   905,171
  (See Note Below)

 Acquisition of the Debt Registry
     Shares Issuable                         600,000              600        1,349,400                B         1,350,000

 Settlement of legal dispute                  75,000               75           12,300                B            12,375

Issuance of stock for consulting
     services                                310,000              310           50,840                B            51,150

Issuance of stock to officer and
an employee for Services                     150,000              150           24,600                B            24,750

Contribution of Executives Services                B                B           10,369                B            10,369

Net loss for the Quarter ended
   March 31, 2000                                  B                B                B         (659,126)         (659,126)
                                         -----------      -----------      -----------      -----------       -----------

Balance, March 31, 2000                   11,961,000      $    11,961      $ 4,869,783      $(3,187,055)      $ 1,694,689
                                         ===========      ===========      ===========      ===========       ===========

Note: 400,000 shares of the beginning balance of share of 10,826,000 remain issuable at March 31, 2000. The shares are issuable to ownership of the Four D Corporation, which was acquired on October 31, 1999 by Security Asset Capital Corporation.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS For the
                 Quarter Ended March 31, 2000 and March 31, 1999
                                   (Unaudited)

                                                                         March 31, 2000   March 31, 1999
                                                                         --------------   --------------
Cash flows from operating activities:
     Net loss                                                              $  (659,126)      $(109,330)
     Adjustments to reconcile net loss to net cash flows
        (used in) provided by operating activities:
          Depreciation & Amortization                                           28,130               B
          Amortization of deferred financing costs                             281,153          35,351
          Issuances of common stock for settlement of dispute                   12,375               B
          Issuances of common stock for consulting and other services           51,150               B
          Issuances of common stock for other employee                          24,750               B
          Contributed services of executive officers                            10,369               B
     Changes in operating assets and liabilities:
          (Increase) decrease in:
               Cash in transit                                               1,649,972               B
               Loan portfolio receivable                                     1,001,505         (15,000)
               Advances receivable and other current assets                   (136,138)              B
          Increase (decrease) in:
               Payables, accrued expenses and other liabilities             (1,674,900)        (31,259)
               Deferred income taxes payable                                         B               B
                                                                           -----------       ---------
               Net cash flows (used in) provided by
                  operating activities                                         589,240        (120,238)
                                                                           -----------       ---------

Cash flows from investing activities:
     Acquisition/additions to other assets                                           B          (2,500)
     Purchase of property and equipment                                        (44,819)        (38,295)
     Purchase of The Debt Registry
       (Cash outlay in addition $1,350,000 in stock was issued)                (23,980)              B
     Proceeds from sale of rental properties, net                                    B               B

                                                                           -----------       ---------
               Net cash flows provided by
                  investing activities                                         (68,799)        (40,795)
                                                                           -----------       ---------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              SECURITY ASSET CAPITAL CORPORATION
                                       AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) For the
                    Period Ended March 31, 2000 and March 31, 1999
                                         (Unaudited)

                                                                   March 31, 2000    March 31, 1999
                                                                   --------------    --------------
Cash flows from financing activities:
     Increase in deferred financing costs                           $  (349,767)         (146,338)
     Repayments of notes payable                                     (1,290,142)                B
     Borrowings of notes payable                                      2,469,036           968,547
     Borrowings of long-term debt                                        41,182                 B
     Repayment of notes payable - related parties                             B                 B
     Borrowing (Repayments) of notes payable - related parties                B            (1,884)
                                                                    -----------       -----------
               Net cash flows provided by
                   financing activities                                 870,309           820,325
                                                                    -----------       -----------

Net (decrease) increase in cash                                       1,390,751           659,292

Cash at beginning of year                                                29,850           115,138
                                                                    -----------       -----------

Cash at end of year                                                 $ 1,420,331       $   774,430
                                                                    ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest                                                       $   221,441            20,001
                                                                    ===========       ===========
     Income taxes                                                   $         B                 B
                                                                    ===========       ===========
Supplemental disclosure of non-cash investing
and financing activities:

     Issuance of common stock for The Debt Registry                 $ 1,350,000                 B
                                                                    ===========       ===========

     Settlement and conversion of note payable
          for common stock                                          $    12,375                 B
                                                                    ===========       ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND BUSINESS

        Security Asset Capital Corporation, a Nevada corporation, traded under the symbol ("SCYA"), operates through the following wholly owned subsidiaries:

            Security Asset Management, Inc. ("SAM"), a California corporation, which, together with the Company, acquires, manages, collects and markets distressed consumer credit portfolios for their own account and third parties.

            Security Asset Properties, Inc. ("SAP"), a Nevada corporation, owns and operates nineteen income producing residential properties in San Diego County, California. This corporation, formerly known as Four D Corporation, was acquired in a stock swap on October 31, 1999, whereby the Company acquired 100% of the outstanding common stock of Four D Corporation in exchange for 900,000 shares of Security Asset Capital Corporation's common stock. This transaction has been recorded as a purchase. The excess fair value of assets acquired over liabilities assumed of $1,067,810 was allocated to rental real estate. The results of operations of the acquired business have been included in Security Asset Capital Corporation and subsidiaries' consolidated results of operations from the date of acquisition. Had the acquisition occurred on January 1, 1999, the pro forma net rental real estate at December 31, 1999 would have been $4,025,228, a decrease of $25,500, and the pro forma net loss and basic and diluted net loss per share for the year ended December 31, 1999 would have been $(1,738,987) and $(0.19), respectively, an increase of $147,806 and no change, respectively. The pro forma charge for the 1st Quarter 1999 for Four D would have been $(59,120).

            Broadband Technologies, Inc. ("Tech"), a Nevada corporation, was formed in 1999. Tech was capitalized by the contribution from the Company of a patent and certain patents pending and licensing for direct on-line full screen video technology, which was acquired for cash and stock in 1999 by the Company. Tech will continue development of its capability for video streaming on-line and enhanced distributive database management on the Internet.

            The Company acquired certain technology and rights related to an online market place for buyers and sellers of distressed debt portfolios in 1999, internally known as TheDebtTrader.Com. These assets were contributed to a new wholly owned subsidiary, TheDebtTrader.Com, LLC ("Trader") in January 2000.

        The consolidated group, collectively referred to as the "Company", has incurred losses from operations since inception. During the 1st Quarter of 2000, the Company acquired the right for the Debt Registry for cash and stock.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        PRINCIPLES OF CONSOLIDATION

        The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation and its wholly owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc., and Broadband Technologies, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

        FINANCIAL INSTRUMENTS

        The carrying amounts reported in the consolidated balance sheets for cash, cash in transit, accounts payable, loan sales payable to third parties, loan portfolio payable, accrued expenses and notes payable approximate fair value due to the immediate short-term maturity of these financial instruments. The fair value of the Company's long-term obligations approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

        FAIR VALUE OF LOAN PORTFOLIO ASSETS

        The fair value of the Loan Portfolio Assets as evaluated by management is estimated by using available market information and other valuation methodologies. The fair value of the Company's Loan Portfolio Assets is estimated to exceed the related book value, unless otherwise indicated.

        Management estimates that the gross potential collections from the Loan Portfolio Assets held as of March 31, 1999 will be in the range of $5,600,000 to $6,730,000, with estimated related collection costs of approximately 30% or $1,680,000 to $2,019,000, for an estimated net value of $3,920,000 to $4,711,000. These assets are carried on the books of the Company at cost, which approximates $2,242,000.

        CONCENTRATIONS

        During 1999, the Company purchased a substantial portion of its debt portfolios from and jointly with one company, Exterra Credit. The Company has access to multiple sellers of debt portfolios and does not believe the reliance on Exterra Credit limits its ability to acquire debt portfolios economically in the future.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        CASH AND CASH EQUIVALENTS

        The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and money market funds purchased with an original maturity of three months or less to be cash equivalents.

        The Company maintains its primary checking and savings accounts at two financial institutions located in California. Accounts at these banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions that are financially stable.

        LOAN PORTFOLIO ASSETS AND REVENUE RECOGNITION

        Loan Portfolio Assets ("Portfolio Assets") represent liquidating loan portfolios of delinquent accounts, that have been purchased by the Company for collection and resale and are stated at cost. The cost of the Loan Portfolio Assets is the actual dollars spent for the purchase of the portfolio, including related brokerage commissions, if any. Management believes that the net realizable value of these assets exceeds the cost.

        Loan Portfolio Asset costs are written off by a percentage of cash collections on a portfolio-by-portfolio basis. Management presently estimates that Portfolio Assets in collection will realize gross collections equal to approximately three times the purchase price of the Portfolio Assets. The Company, therefore, writes off one dollar of cost of Portfolio Assets for every three dollars in gross collection.

        Certain Loan Portfolio Assets are sold in part or in whole by the Company. Gains and losses from the sale of all or part of Loan Portfolio Assets are recorded as appropriate when Loan Portfolio Assets are sold. The amount of the portfolio cost written off is the cost of percentage of the face amount sold using the experiences, if any, in sales of the specific loan portfolio assets. As a number of sales have and will in the future occur, with any one portfolio, various sales prices are considered in determining the write off of the portfolio costs against the sales proceeds.

        The Company considers a sale to have taken place when there has been a transfer of Loan Portfolio Assets and where the Company surrenders control over the Loan Portfolio Assets to the extent that consideration other than beneficial interests in the transferred Loan Portfolio Assets is received in exchange for the Loan Portfolio Assets.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        FURNITURE AND EQUIPMENT

        Furniture and equipment is recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful life of five years.

        INVESTMENTS IN REAL ESTATE AND REVENUE RECOGNITION

        Real estate is carried as cost, net of accumulated depreciation. Improvements, major renovations and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation for buildings and improvements is computed using the straight-line method over the estimated useful lives of the assets, which is estimated to be 27.5 years. Depreciation for furniture and fixtures is computed using the declining balance method over the estimated useful lives of the assets, which is estimated to be 7 years.

        An impairment loss is recognized, on a property-by-property basis, when expected undiscounted cash flows are less than the carrying value of the asset. In cases where the Company does not expect to recover its carrying costs, the Company reduces its carrying costs to fair value. No such reductions have occurred to date.

        SAP, a wholly owned subsidiary owns and operates nineteen (19) rental real estate properties located in San Diego County, California. The properties include fifteen (15) single-family dwellings, three (3) residential duplexes and one (1) apartment property consisting of 24 units. All rental property units are rented as of December 31, 1999 with current monthly rents of approximately $39,000. Several of the single-family dwellings are leased with an option granted to the tenant to purchase the properties. The appraised value of the properties as of October 31, 1999, the date of acquisition is approximately $4,365,000. The properties are encumbered by various notes payable secured by deeds of trust totaling approximately $3,028,000. The cumulative debt service for the properties is approximately $26,000 per month. The individual properties are security for their related long-term notes payable. Certain of the notes payable were taken out and remain in the name of an executive of SAP.

        As of March 31, 2000, SAP has liabilities to tenants of approximately $30,000 for security deposits. These funds are not segregated as most are applied to the final months rental payments.

        The Company, as a lessor, has retained substantially all of the risks and benefits of ownership of the rental properties and accounts for its leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term, is recognized on a straight-line basis.

        DEFERRED FINANCING COSTS

        Deferred financing costs represent debt financing costs, which have been capitalized and are being amortized on a straight-line basis over the terms of the respective loans.


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


        NET LOSS PER SHARE

        Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 1999, options to purchase 1,350,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation. No options were issued during first quarter 2000.

        INCOME TAXES

        The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        STOCK BASED COMPENSATION

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

        Companies that do not choose to adopt the expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APB) No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of the grant.

        The Company has adopted the disclosure provisions of SFAS No. 123 effective January 1, 1998. The Company has opted to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123. See Note 14.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of the fair value of rental real estate acquired and the fair value of the broadband technology acquired. Actual results could materially differ from those estimates.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        COMPREHENSIVE INCOME

        The FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement effective January 1, 1998. For the quarter ended March 31, 2000, the Company had no material items that were required to be recognized as components of comprehensive income.

        ACCOUNTING FOR INTERNAL COSTS RELATING TO REAL ESTATE PROPERTY ACQUISITIONS

        In March 1998, the Emerging Issues Task For ("EITF") of the FASB issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement was effective March 19,1998.

        SEGMENT INFORMATION

        The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to report certain information about operating segments. The Company adopted this statement effective January 1, 1998. For the year ended December 31, 1999, the Company had three operating segments; (i) consumer credit portfolio, (ii) rental real estate, and (iii) broadband technology. The Company rental real estate operations are located in only one geographic area, the County of San Diego, California.

        DERIVATIVE INSTRUMENTS

        In November 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

        In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivatives Instruments And Hedging Activities - Deferral Of The Effective Date Of FASB Statement No. 133, ("SFAS No. 137"). SFAS No. 137 delays the effective date of implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its consolidated financial statements or the date it intends to adopt.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company's working capital plus limited capital resources will not be sufficient to meet the Company's objectives as structured. The Company estimates it needs substantial new capital to achieve its operations as planned, and is seeking up to $5 million in equity financing via a private offering exempted under Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation D promulgated there under. In the event financing is not obtained the Company will adjust its corporate infrastructure to reflect current operations.

NOTE 2 - CASH IN TRANSIT

        On December 30, 1999 the Company sold portions of certain loan portfolios totaling $1,649,972. As of December 31, 1999 the proceeds from this sale were held in escrow. The Company received these funds on January 4, 2000 (See Note 8).

NOTE 3 - LOAN PORTFOLIO ASSETS

        Loan portfolio assets are comprised of liquidating loan portfolios, which have been purchased by the Company for collection and resale. As discussed in Note 1 the Loan Portfolio Assets are recorded at $2,242,359 at March 31, 2000.

NOTE 4 - INVESTMENTS IN RENTAL REAL ESTATE

                                                     (Unaudited)
                                                    March 31, 2000
                                                    --------------
               Land                                  $ 1,724,483
               Buildings and improvements              2,540,745
               Furniture and fixtures                     30,234
                                                     -----------
                                                       4,295,462

               Less: accumulated depreciation           (194,898)


                                                     $ 4,100,564
                                                     ===========

NOTE 5 - FURNITURE AND EQUIPMENT
                                                     (Unaudited)
                                                    March 31, 2000
                                                    --------------
               Furniture and fixtures                $    58,067

               Less: accumulated depreciation            (10,042)
                                                     -----------
                                                     $    48,025
                                                     ===========

NOTE 6 - PATENTS AND PATENTS PENDING

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


        During 1999, the Company acquired a patent, certain patents pending and licensing for direct on-line full screen video technology in exchange for stock. The patent and patents pending have been recorded at fair market value at the date of acquisition based on an appraisal obtained by management. The Company will begin amortizing these intangible assets when the product pertaining to the patents is available for use by outside parties.

NOTE 7 - DEFERRED FINANCING COSTS

        Deferred financing costs consist of the following at March 31, 2000:

                                                     2000
                                                 -----------
Deferred financing costs on notes payable
       (See Note 10)                             $ 1,280,574

Deferred financing costs associated with
long-term mortgages secured by
rental real estate - Net                              45,817

Less: accumulated amortization                      (853,530)
                                                 -----------
                                                 $   472,861
                                                 ===========


NOTE 8 - ACQUISITION OF "THE DEBT REGISTRY"

        On February 28, 2000, the Company acquired ownership of certain assets and the rights to non-binding letters of intent, which will be known as the "Debt Registry", in return for 600,000 shares of Company common stock. Using the technology acquired in 1999, the Company will develop the Debt Registry. The Debt Registry will use the acquired technology, develop it further, and apply it to the registration and tracking of individual debt accounts sold by lending institutions to third parties. The CUSIP type tracking system will bring order and accountability to the buying and selling of debt portfolios in a manner similar to what the title companies did for the real estate industry. The Company has tentative agreements with five major banks and companies to require the registration of their credit card accounts when they are sold to third parties. The Company anticipates the Debt Registry will be operating prior to the end of the year 2000.

NOTE 9 - Not Used

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 10 - NOTES PAYABLE

        In December 1998, the Company entered into a funding agreement with Secure Investments, Inc. in which Secure Investments, Inc. has agreed to provide up to $24,000,000 in notes payable ("Investor Notes") to be used for the purchase of debt portfolios and related note expenses. The Investor Notes are structured as nine (9) month notes carrying interest at 12% per annum. The investor has a choice of being paid interest quarterly or at the end of the term. The agreement with Secure Investments, Inc. provides that any notes that are not renewed at the end of nine (9) months will be replaced by Secure Investments, Inc. with a new investor of like or greater amount.

        At March 31, 2000 the Company has outstanding liabilities of approximately $5,967,615 to various individuals, family trusts, retirement accounts and organizations. The Investor Notes carry an annual interest rate of 12%. The Company pays significant commissions to various entities and individuals for arranging the funding of the Investor Notes (See Note 7).

        Funds from the Investor Notes have been used primarily to fund acquisitions of distressed consumer loan portfolios and pay costs related to notes including commissions and interest.

        Through April 13, 2000, the Company's experience has been that approximately eighty-three (83%) percent of the principal amount of the Investor Notes and more than twenty (20%) percent of the accrued interest related to the Investor Notes are renewed.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 11 - LONG-TERM DEBT

        Long-term debt consists of the following as of March 31, 2000:

        Fixed rate first trust deeds payable with interest ranging from 7.02% to
        14.00% per annum, maturing through February 2029; the loans are secured
        by the subject properties.                                                        $ 1,017,744

        Variable rate first trust deeds payable with interest ranging from 7.16%
        to 8.25% per annum (the interest rates on these loans are subject to adjustment based on certain indices; the maximum rates under these loans can range from 11.95% to 15.75%), maturing through December 2035; the
        loans are secured by the subject properties.                                        1,882,292

        Fixed rate second trust deeds payable with interest ranging from 8.00%
        to 15.00% per annum, maturing through May 2002; the loans are secured by
        the subject properties.                                                               119,940
                                                                                          -----------
                                                                                            3,019,976

        Less: Current portion                                                                (216,592)
                                                                                          -----------
                                                                                          $ 2,803,384
                                                                                          ===========
        Aggregate maturities of long-term obligations at December 31 are as follows:

                                                Year Ending                                 Amount
                                                -----------                               -----------
                                                  2000                                    $   216,592
                                                  2001                                         73,776
                                                  2002                                         53,924
                                                  2003                                         37,118
                                                  Thereafter                                2,638,566
                                                                                          -----------

                                                                                          $ 3,019,976
                                                                                          ===========

In April 200, SAP sold two properties. The total debt paid in connection the sales was $252,655. The payoff includes $113,000 of the current portion of the long-term debt.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 11 - LONG-TERM DEBT (Continued)

        TRANSFER OF PROPERTY TITLE AND ASSUMPTION OF OBLIGATIONS

        Properties acquired and the related borrowings against these properties were originally obtained in the name of the shareholders of SAP. At the time of acquisition of each property, the shareholder transferred each property and the related borrowing to SAP. As of March 31, 2000, the obligations associated with SAP's rental properties were in the original borrower's name. Additionally, many of these borrowings contain "due on sale" terms. Prior to and during the year ended March 31, 2000, the title transfer to several of the properties was recorded with the County Recorders Office of San Diego. Subsequent to year-end all of the properties but one (1) have had the title transferred to SAP. SAP has not been notified by any of the lenders of their desire to demand repayment of the loan. Management believes that any loans, which are required to be repaid, can be replaced with loans of similar terms.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

        LITIGATION

        As of December 31, 1999, The Company has no significant litigation pending.

        LEASES

        The Company, as of March 31, 2000, does not have any long term or operating lease obligations. The Company's corporate office lease was renewed for one year in January 2000 at the rate of approximately $2,600 per month.

        RENTAL RECEIPTS UNDER OPERATING LEASES

        The Company receives rental income from the leasing of single-family residences and apartments under operating leases. The majority of the Company's properties are leased on a month-to-month basis

        OPTIONS TO PURCHASE PROPERTY GRANTED TO TENANTS

        SAP grants certain tenants the option to purchase the property being leased in exchange for an option deposit paid by the tenant. SAP recognizes these deposits as income upon the termination of the lease and the election of the tenant not to exercise the option.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT)

        CONTRIBUTED SERVICES OF EXECUTIVE OFFICERS

        SAP occupies office space in a building owned by one of the shareholders. The shareholders use this building to house the office of related business entities owned by the shareholders. In addition, the executive officers of SAP contributed services at no cost. The fair value of the space occupied and the contributed services amounted to $10,369 in the first quarter 2000. This amount is included in additional paid-in capital and in general and administrative expenses for the year ended March 31, 2000.

        STOCKHOLDERS EQUITY

        In the 1st Quarter 2000, the Company committed to issue a total of 1,135,000 shares of common stock. The shares were granted in the amount and for the purposes described below:

                         Purpose                                               Number of Shares
                         -------                                               ----------------
               Acquisition of the Debt Registry                                    600,000
               Issued to employees for services                                    150,000
               Issued to third parties for services (See below)                    310,000
               Issued in settlements (See below)                                    75,000


        During January 2000 the Company issued a total of 310,000 shares of common stock to third parties as compensation for consulting services provided to the Company. For the quarter ended March 31, 2000 the Company recognized $51,150 as compensation expense associated with these grants, based on the fair value of the stock at the time of grant.

        In January 2000, the following shares were issued to obtain general release from legal issues. The Company recognized expense totaling approximately $12,375 as a result of these issuances.

          Archie Fischer                      25,000      Share of Common Stock
          14th St. & Beardsly Ltd. Prshp      25,000      Shares of Common Stock
          Payson Ridge Co., Inc.              25,000      Shares of Common Stock

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 14 - STOCK OPTION PLAN

        The Company adopted a stock option plan on November 15, 1993 (the "Plan") under which options to purchase up to 10,000,000 shares of common stock may be granted to officers, employees or directors of the Company, as well as consultants, independent contractors or other service providers of the Company. "Nonqualified" options may be granted under the Plan. Nonqualified options may be granted at an exercise price determined by the Board of Directors. Individual option agreements will contain such additional terms as may be determined by the Board of Directors at the time of the grant. The Plan provides for grants of options with a term of up to ten years.

        STOCK OPTIONS

        The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the quarter ended March 31, 2000 or for years ended December 31, 1999 and 1998, respectively. Under FASB Statement No. 123, Accounting for Stock-Compensation, the fair value of each option granted during the years ended December 31, 1999 and 1998 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of ten years, with an average risk free interest rate of 4.88% to 6.29%, price volatility of 1 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No. 123, reported net (loss) and (loss) per common share would have been as follows:

                                                December 31,          December 31,
                                                    1999                  1998
                                               --------------        --------------
Net (loss):
   As reported                                 $  (1,591,181)        $     (38,075)
   Pro forma                                   $  (1,591,181)        $     (70,888)
Basic and diluted net (loss) per share:
   As reported                                 $       (0.19)        $       (0.01)
   Pro forma                                   $       (0.19)        $       (0.01)

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 14 - STOCK OPTION PLAN (Continued)

        A summary of the activity of the stock options for the years ended December 31, 1999 and 1998 is as follows:

                                                      Year ended                       Year ended
                                                   December 31, 1999                December 31, 1998
                                              --------------------------        --------------------------
                                                                Weighted                         Weighted
                                                                 Average                          Average
                                                                Exercise                          Exercise
                                                Shares           Price           Shares            Price
                                              ---------        ---------        ---------        ---------
Outstanding at beginning of                     450,000        $    0.08                B        $       B
   period
Granted                                         900,000             0.25          450,000             0.08
Forfeited                                             B                B                B                B
Expired                                               B                B                B                B
                                              ---------        ---------        ---------        ---------
Outstanding at end of period                  1,350,000        $    0.19          450,000        $    0.08
                                              =========        =========        =========        =========

Exercisable at end of period                  1,350,000        $    0.19          450,000        $    0.08
                                              =========        =========        =========        =========

Weighted-average fair value of options
   granted during the period                                   $    0.75                         $    0.08
                                                               =========                         =========


A further summary of options outstanding at December 31, 1999 is as follows:


               Options Outstanding                         Options Exercisable
   ----------------------------------------------      ----------------------------
                          Weighted
                           Average       Weighted                         Weighted
                          Remaining       Average                          Average
       Number            Contractual     Exercise         Number           Exercise
    Outstanding             Life          Price         Exercisable         Price
   -------------         ----------      --------      -------------      ---------
         450,000          9.0 years      $   0.08            450,000      $    0.08
         100,000          9.5 years          0.25            100,000           0.25
         500,000         9.75 years          0.25            500,000           0.25
         300,000         10.0 years          0.25            300,000           0.25
   -------------                                       -------------
       1,350,000                                           1,350,000
   =============                                       =============

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 15 - INCOME TAXES

        Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of December 31:

                                                      1999            1998
                                                   ---------       ---------
Deferred tax assets:
   Net operating loss carry forwards               $ 704,000       $ 189,300
   Compensation element of
    stock options issued                              34,800               B
   Cash to accrual adjustment
    of subsidiary                                      7,600               B
                                                   ---------       ---------
      Gross deferred tax assets                      746,400
                                                                     189,300

Less valuation allowance                            (481,300)       (189,300)
                                                   ---------       ---------

Net deferred tax assets                              265,100               B

Deferred tax liabilities, difference in basis
on rental real estate between financial and
tax purposes                                        (515,100)              B
                                                   ---------       ---------
    Net deferred tax liability                                     $ 250,000
                                                                   =========
                                                                           B
                                                                   ---------


        Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $292,000 and $13,700 from 1998 and 1997, respectively. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

        As of December 31, 1999, the Company has net operating loss carry forwards for both federal and state income tax purposes. Federal net operating loss carry forwards totaling approximately $1,908,000 (approximately $220,000 available solely to SAP) expire in the years 2008 through 2019. State net operating loss carry forwards totaling approximately $976,000 expire in the years 2000 through 2004. Due to Internal Revenue Service regulations, the availability of the operating loss carry forwards may be limited upon a substantial change in ownership. During 1999 such a change occurred with respect to SAP. Therefore the utilization of SAP's operating loss carry forwards will be limited to approximately $64,000 a year and can only be offset against future SAP taxable income.

        Due to the limited availability of SAP's operating loss carry forwards to offset the financial reporting and tax basis difference associated with its rental real estate the Company has recorded

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


        a net deferred tax liability and related tax expense of $250,000. Nothing has materially change during the 1st quarter 2000 related to the provision for income taxes.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 15 - INCOME TAXES (Continued)

        A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                1999            1998
                                              ---------       ---------
Income tax benefit at 35% statutory rate      $(473,700)      $ (13,300)
Change in valuation allowance                   292,000          13,700
State income taxes, net                         (78,500)         (2,200)
Other                                            10,200           1,800
                                              ---------       ---------

                                              $(250,000)      $       B
                                              =========       =========

        Nothing materially has changed in the 1st quarter 2000 related to the reconciliation of the effective tax rates.

NOTE 16 - Not Used


NOTE 17 - SEGMENT INFORMATION

        The Company has three reportable segments: consumer credit portfolio, rental real estate portfolio and broadband. The consumer credit portfolio segment acquires, manages, collects and markets distressed consumer credit portfolios. The rental real estate portfolio acquires, manages and sells residential properties located in San Diego County, California. The broadband segment holds a patent, certain patents pending and licensing for direct on-line full screen video technology.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before income taxes not including nonrecurring gains and losses. The Company's reportable segments are strategic business units that offer different products or services. They are managed separately because each business requires different marketing strategies.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 17 - SEGMENT INFORMATION (Continued)

        Information about reported segment profit or loss and segment assets for the quarters ended March 31, 2000 and 1999 is as follows:

                             Consumer           Rental
                              Credit          Real Estate          TheDebtTrader.Com
                            Portfolio          Portfolio        Broadband         Total
                           ------------       ------------     ----------      ------------
2000 Revenues              $  1,225,070       $    114,804     $        B      $  1,339,874
1999 Revenues                         B                  B              B                 B

2000 Interest expense           158,956             62,448              B           221,404
1999 Interest expense            18,614                  B              B            18,614

2000 Profit (loss)             (641,567)             5,938        (23,494)         (659,126)
1999 Profit (loss)             (109,330)                 B              B          (109,330)

2000 Assets                   4,385,663          4,087,814      2,926,480        11,399,957
1999 Assets                     973,789                  B              B           384,393

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 18 - SUBSEQUENT EVENTS

        During January 2000, the Company granted an option to acquire 50,000 shares of common stock, exercisable at $0.25 per share to it Chief Financial Officer.

        On March 28, 2000, the Company began soliciting capital funds (the "Private Placement") for the Broadband Technologies, Inc. subsidiary. In return of the full $5,000,000 in equity, investors will receive a 10% ownership in Broadband Technologies, Inc. In addition, the Broadband investors receive warrants to purchase up to 2,500,000 shares of the Company's common stock for $2.00 per share. The Private Placement seeks to raise $4,500,000 after costs for Broadband Technologies, Inc. and the Company. The funds are to be used for development of the broadband technologies including specific applications for use in the Debt Registry and operating costs of the Company. As of April 21, 2000, the Company has obtained written letters of intent to fund $3,600,000 of the $5,000,000 Private Placement. The Company anticipates the entire Private Placement will be committed and funded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected historical financial data, financial statements and notes thereto and the other historical financial information of Security Asset Capital Corporation contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Security Asset Capital Corporation's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Security Asset Capital Corporation's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to Security Asset Capital Corporation on the date hereof, and Security Asset Capital Corporation assumes no obligation to update any such forward-looking statement. It is important to note that Security Asset Capital Corporation's actual results could differ materially from those in such forward-looking statements.

Overview

Security Asset Capital Corporation was founded on September 22, 1993, and has pursued its original objective to build through acquisition and develop a team of vertically integrated companies structured to achieve maximum economic advantage within the asset liquidation industry. The Company, inclusive of its management company, Security Asset Management Inc., has acquired over the past several years; (1) an income property company, Security Asset Properties, Inc., which purchases performing rental real estate, (2) the premiere Internet portal for buying and selling assets in the asset liquidation and purchasing industry,TheDebtTrader.Com, 3) a proprietary technology company with one patent and four patents pending, all directed toward providing direct on-line full motion video, Broadband Technologies, Inc., and 4) The Debt Registry, a company providing a structured approach to documenting ownership of assets in the unsecured debt markets similar to CUSIP numbers for publicly held stocks.

The core competency for Security Asset Capital Corporation is the acquisition of debt assets. The Company targets debt assets for acquisition, acquires those debt assets at the best possible price with funds generated by the Company's fund raising efforts and internal capital. Then, with the services of our strategically aligned collection firms, (i) collect the receivables, (ii) restructure the debt assets into performing portfolios and resell them at a substantial profit, or (iii) repackage the non-performing accounts and sell them to the wholesale or retail markets for substantial present value profits.

The Company plans to raise approximately $5,000,000 through a private placement offering to accredited investors for the development and implementation of Broadband Technologies, Inc.'s patent and patent pending technologies. Broadband's mission is to become an industry leader in multimedia storage and delivery by servicing existing industries that would benefit from casting video to their clients and bring video on demand to the home through an alliance with an established service provider.

Broadband Technologies Inc. is dedicated to bringing full screen, on-demand video to the consumer via the Internet. Just as companies rely on express mail services to rapidly deliver packages, companies will rely on a service provider to store and deliver video content. Some industries that will benefit from the ability to cast video content directly to its consumers include pay TV, video rental, high-end product sales, corporate advertising, infomercials, travel and real estate, auction centers, and corporate training.

The challenge of bringing on-demand video to the consumer hinges mainly on the storage of dense video content. Broadband Technology Inc.'s data warehousing methods, combined with currently available technology, could allow us to infinitely scale for the inventory demands of the future. Broadband Technologies, Inc. has filed five patent applications, of which one patent has been issued and the others have patent pending status. These applications cover the key proprietary features of the video delivery system. The following is a summary of these five patent applications:

1. Distributive Network. The system utilizes a very complex and specific "Intranet" network configuration. It allows for complete redundancy of the information contained within the network and provides for fail-proof communications.

2. Hardware and Software Configurations. The configuration of hardware and software that the system employs in its viewing centers is both specific and very unique. The combination of software provided allows for the proper functionality of all hardware components.

3. Dual MPEG Streaming. This patent pertains to the heart of the system. It protects the actual process of delivering MPEG video streams. In addition, it will guard the only method known to date for allowing a single processor CPU to stream two different MPEG files simultaneously.

4. Graphical User Interface. Under this patent, the "look and feel" of the system is protected. The graphical user interface ("GUI") is created by a unique combination of display device drivers, file types and formats, that creates an environment extremely intricate in delivery, yet very intuitive and user friendly.

5. Design. The design and engineering of the "viewing center" is protected under this claim.

We anticipate that the bulk of the video on demand revenue will come from storage and delivery fees, as these will be our primary services. Companies wishing to deliver "infomercials" or training videos, as well as those that store product content in video format constitute our prospective industrial market. We foresee industries such as real estate, education, travel and tourism all depending upon technology and services, like those that Broadband Technologies, Inc. intends to provide, for their success.

Consumers who want to watch movies on-demand and pay "per-view" fees comprise the private market. The Company operates under the assumption that the movie-watching consumer does not want to browse the Internet on their television, nor does the average person want to watch full-length feature films on their PC. It is believed that consumers would, however, purchase and/or subscribe to an Internet service via their television if they could watch movies on demand.

Broadband Technologies Inc.'s short term objective is to implement The Debt Registry into a bottom line cash producing vehicle while improving its existing proprietary technologies through investment in qualified technical personnel. The Debt Registry provides us with a potential money making application immediately available for Broadband Technologies, Inc.'s technology while we continue to develop the technology into the many niches of video on-demand industry.

The Company is presently developing The Debt Registry (the "Registry") as a registering system for loan portfolio accounts. The Registry is intended to provide the financial lending and asset liquidation industry with much needed structure and technological expansion. The Registry will develop an integrated hardware and software system for this innovative and new financial sector. This system will be implemented utilizing Broadband Technologies' Inc.'s proprietary data warehousing methods. It will be e-commerce and Internet oriented. The Registry will offer a structured approach to documenting ownership of loan assets specifically in the unsecured debt market place of credit card, consumer loan, and medical debt. The Registry is currently in discussions with Bank of America, GE Capital, and Bank One to participate in the system. The Registry is projected to be operational with cash flow within the next six months and has projections estimating a significant after tax net profit within two years.

Other revenues are anticipated to come from Broadband Technologies, Inc.'s storage and delivery fees, as these will be its primary services. Companies wishing to deliver "infomercials" or training videos, as well as those that store product content in video format, constitute our prospective industrial market. Customers for Broadband Technologies, Inc.'s technology services are likely to include the real estate, education, travel and tourism industry segments that have already moved forward in technology by offering video as part of their presentation package. Consumers who want to watch movies on-demand and pay "per-view" fees comprise the private market. We believe that the home movie-watching consumer does not want to browse the Internet on their television for movies, nor does the average person want to watch full-length feature films on their personal computer. However, a consumer would purchase or subscribe to an Internet service via their television if they could watch movies on demand.

TheDebtTrader.Com brokers and auctions charged-off debt portfolios and notes over the Internet. Previously known to the asset liquidation industry as "The Note and Paper Trader", this innovative Internet portal was acquired by the Security Asset Capital Corporation in 1999 and is an industry recognized forum for information and portfolio exchange. Membership spans 50 states and 5 foreign countries and includes financial institutions, law firms, resellers, collectors and product companies. Over $40 million of debt portfolios were sold through the site in 1999 alone. TheDebtTrader.Com made history in February 2000 by hosting the industry's first online chat session. Revenues are earned from service fees arising out of the online sale of portfolios and notes.

TheDebtTrader.Com is modeled as a national exchange for debt buyers and sellers. It was the first to offer a Multiple Listing Site for debt portfolios (Credit Card Charge-off, Auto, Consumer Loan, etc.). By incorporating much of Broadband Technologies' expertise, TheDebtTrader.Com is well placed to play an integral role with the Debt Registry, a listing of all debt portfolio accounts sold by many of the nation's financial institutions.

The Company's most recent acquisition, Security Asset Properties, Inc., a Nevada corporation, was previously known as "Four D Corporation". The company, founded in 1993, purchases cash-flowing multi-family residential rental properties in San Diego and currently owns and manages more than twenty properties. The Company plans to expand Security Asset Properties' capital base through exchanges and acquisitions and to later convert it into a real estate investment trust (REIT).

The Security Asset groups of companies possess several distinct advantages over competitors in the dot COM and e-commerce world. The company is one of the few corporate structures with not just the vision of future technological advances but also the base of solid earnings potential now. The debt purchasing, selling and collecting revenues plus the real estate rental income form a solid business nucleus. The Debt Registry, an application of the Broadband Technologies, Inc.'s technology, is expected to produce income within six months. The interrelated solid business structure coupled with the potential future applications of direct full motion on line video give Security Asset Capital Corporation a distinct advantage over competitors. The Debt Registry will be the first of its kind in innovative structures to assist the financial institutions in the debt purchasing and selling arena.

The position of being first to market with the best product has always been a proven and solid business precept. The Debt Registry can be a solid profit center and it is Security Asset Capital Corporation's corporate strategy to grow this base operation into a dominance in the financial services business sector.

The Company is working on a plan to restructure up to five million of its debt into equity. Our intention is to qualify and apply for admission onto the NASDAQ National Market System Board as soon as possible.

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999.

REVENUE

Revenue for the three months ended March 31, 2000 increased by $1,339,579 to $1,339,874, as compared to $295 for the three months ended March 31, 1999. The increase is primarily attributable to added revenues from Portfolio Revenue.

LOSS FROM OPERATIONS

Loss from operations is calculated by subtracting expenses from net revenue. Loss from operations for the three months ended March 31, 2000 increased by $108,531 to $(162,509), as compared to $(53,978) for the three months ended March 31, 1999. This increase was primarily attributable to increase in portfolio revenues. As a percentage of revenue, gross profit increased to 12.5% for the three months ended March 31, 2000 from loss for the three months ended March 31, 1999, as a result of the increase in Portfolio activities.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense include administrative and management benefits and salaries, advertising and promotion, office and general, general and administrative expense, professional fees and occupancy costs. General and administrative expense for the three months ended March 31, 2000 increased by $471,329, or 868%, to $525,602, as compared to $54,273 for the three months ended March 31, 1999. This increase was primarily attributable to increase in Portfolio activities and related increase in costs and staff. As a percentage of revenue however, General and administrative expense decreased from 184% for the three months ended March 31, 2000 amounted to 39%.

NET LOSS

Net loss for the three months ended March 31, 2000 increased by $549,796 or 503% from a net loss of $109,330 for the three months ended March 31, 1999 to a net loss of $659,126 for the three months ended March 31, 2000. As a percentage of revenue, net loss amounted to 49% for the three months ended March 31, 2000. Amortization of deferred financing costs increased $245,802 or 795% from $35,351 for the three months ended March 31, 1999 to $281,153 for the three months ended March 31, 2000. This increase is primarily attributable to the increase in financial costs. Interest expense increased $201,440 or 1007% to $221,441 for the three months ended March 31, 2000 from $20,001 for the three months ended March 31, 1999. This increase is a result of our increased short-term and long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash and cash flow from operations are its short-term and long-term debt and increased gross revenues. At March 31, 2000, the Company had cash and cash equivalents of $1,420,331. During the three months ended March 31, 2000, the Company had cash flow from operations of $589,240, due primarily to an increase in receipt of cash in transit, sales of Loan portfolio receivables. At March 31, 1999, the Company had cash and cash equivalents of $774,430. During the three months ended March 31, 1999 the Company had cash deficit from operations of $120,238, due primarily to limited gross revenues.

The Company plans to continue funding operations through revenue earned from its asset portfolio purchase and sale operations, additional debt and equity capital raises. Broadband Technologies, Inc. currently through a private placement is raising $5,000,000 to fund ongoing operation and development of the Debt Registry and other technologies of Broadband Technologies, Inc.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.   None.

Item 2. Changes In Securities.      None.

Item 3. Defaults Upon Senior Securities.    None.

Item 4. Submission of Matters to a Vote of Security Holders.     None.

Item 5. Other Information.   None.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
3.1                 Articles of Incorporation of Securities Asset Capital
                    Corporation are incorporated herein by reference to Exhibit
                    3.1 to the report on Form 8-K filed April 5, 2000.

3.2 By-Laws of Security Asset Capital Corporation incorporated herein by reference to Exhibit 3.2 to the report on Form 8-K filed April 5, 2000.

4.                  Form of Security Asset Capital Corporation's Common Stock
                    Certificate.

27.                 Financial Data Schedule.


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SECURITY ASSET CAPITAL CORPORATION,
                                        a Nevada corporation


Date: 5/18/2000                         /S/  DAVID R. WALTON
                                        David R. Walton, Chief Executive Officer