Form 10QSB
period 2000-06-30
SECURITY ASSET CAPITAL CORP/NV
filed 2000-08-18
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

Commission file number 000-29039



                       SECURITY ASSET CAPITAL CORPORATION
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         NEVADA                                              95-4729666
         ------                                       --------------------------
(State or Other Jurisdiction                                (IRS Employer
of Incorporation or Organization)                         Identification  No.)



              701 B Street, Suite 1775, San Diego, California 92101
              -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (619) 232-9950
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

Yes      X        No
   -------          -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,361,000 of common stock shares as of June 30, 2000.

Transitional Small Business Disclosure Format (check one):

Yes               No       X
   ------           --------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 6/30/00:

                                                               Number of Shares
                                                               ----------------
Common Stock, $.001 par Value                                     11,761,000

Additional Common Stock, $.001 par Value Issuable                    600,000
                                                                  ----------

Total Common Stock Outstanding                                    12,361,000
                                                                  ==========



These consolidated financial statements of Security Asset Capital Corporation (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 8K for 1999. In the opinion of management, the financial information set forth in the accompanying consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.


                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

                                     ASSETS

                                                   (Unaudited)       (Audited)
                                                  June 30, 2000   December 31, 1999
                                                  -------------    -------------
Current assets:
      Cash                                        $    408,494     $     29,580
      Cash in Transit                                                 1,649,972
      Loan portfolio assets                          2,208,406        3,243,864
      Related party receivables - directors             74,331           14,000
      Notes and advances receivable                    232,875           36,149
                                                  -------------    -------------
      Total current assets                           2,924,106        4,973,565
                                                  -------------    -------------

Rental real estate, net                              3,798,259        4,069,663
Furniture and equipment, net                            65,223           49,489

Other assets:
      Patent and patents pending                     1,552,500        1,552,500
      Investment The Debt Registry                   1,373,980
      Goodwill (Universal View Corp)                 1,025,000
      Deferred financing costs, net                    488,264          404,247
      Miscellaneous assets                             194,536           15,800
                                                  -------------    -------------

                                                     8,497,762        1,972,547
                                                  -------------    -------------
            Total assets                          $ 11,421,868     $ 11,065,264
                                                  =============    =============


     The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3



                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                               (Unaudited)        (Audited)
                                                              June 30, 2000   December 31, 1999
                                                              -------------    -------------
Current liabilities:
      Accounts payable                                        $     42,852     $     97,882
      Loan sales payable to third parties                          999,428
      Loan portfolio payable                                             B          732,736
      Due to related parties                                             B           18,066
      Accrued expenses and other liabilities                         3,799           46,578
      Notes payable (including accrued interest of
            $199,904 and $170,795 at June 30, 2000 and
            December 31,1999, respectively)                      6,676,301        4,987,110
      Current portion of long term debt                             50,000          119,513
                                                              -------------    -------------

            Total current liabilities                            6,772,952        7,001,313
                                                              -------------    -------------

Long term debt, net of current portion                           2,713,666        2,908,780
Deferred income taxes                                              250,000          250,000
                                                              -------------    -------------
            Total liabilities                                    9,736,618       10,160,093
                                                              -------------    -------------

Commitments and contingencies (Notes 12 and 18)

Shareholders' equity (deficit):
      Common stock, $0.001 par value, 25,000,000
         shares authorized; 11,761,000 and 9,901,000
         shares issued and outstanding in June 30, 2000
         and December 31,1999, respectively; and 600,000
         and 925,000 shares issuable at June 30, 2000
         and December 31, 1999, respectively                        12,361           10,826
      Additional paid-in capital                                 5,784,238        3,422,274
      Accumulated deficit                                       (4,111,349)      (2,527,929)
                                                              -------------    -------------

      Total shareholders' equity (deficit)                       1,685,250          905,171
                                                              -------------    -------------

      Total liabilities and shareholders' equity (deficit)    $ 11,421,868     $ 11,065,264
                                                              =============    =============


        The accompanying notes are an integral part of the consolidated financial statements.
                                       F-4

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Quarter Ended June 30, 2000 and 1999

                                                                    (Unaudited)      (Unaudited)
                                                                   June 30, 2000    June 30, 1999
                                                                   -------------    -------------
Revenues:
      Portfolio revenue                                            $     69,048     $      7,553
      Rental revenue                                                    100,234                -
                                                                   -------------    -------------

      Total revenues                                                    169,282            7,553
                                                                   -------------    -------------

Expenses:
      Portfolio expenses                                                 65,990            1,819
      Rental expenses                                                    85,272                -
      General and administrative                                        496,130          288,960
                                                                   -------------    -------------

      Total expenses                                                    647,392          290,779
                                                                   -------------    -------------

            Loss from operations                                       (478,110)        (283,226)

Other income (expense):
      Other income                                                       84,331                B
      Interest expense (including amortization of deferred
            Financing costs of $309,729 and $100,827 in
            2nd Quarter 2000 and 1999, respectively)                   (530,515)        (192,580)
      Other expenses                                                          B                B
                                                                   -------------    -------------

      Total other expense                                              (446,184)        (192,580)
                                                                   -------------    -------------

            Loss before income taxes                                   (924,294)        (475,806)

Income tax expense                                                            B                0
                                                                   -------------    -------------

            Net loss                                               $   (924,294)    $   (476,670)
                                                                   =============    =============

Basic and diluted loss before extraordinary item per share         $      (0.07)    $      (0.07)
                                                                   =============    =============

Basic and diluted net loss per share                               $      (0.07)    $      (0.07)
                                                                   =============    =============

Shares used to compute basic and diluted net loss per share and
   loss before extraordinary item per share                          11,900,000        6,910,000
                                                                   =============    =============


           The accompanying notes are an integral part of the consolidated financial statements.
                                       F-5



                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 2000 and 1999

                                                                    (Unaudited)      (Unaudited)
                                                                  Six Months 2000  Six Months 1999
                                                                   -------------    -------------
Revenues:
      Portfolio revenue                                            $  1,294,118     $      7,848
      Rental revenue                                                    215,038                -
                                                                   -------------    -------------

      Total revenues                                                  1,509,156            7,848
                                                                   -------------    -------------

Expenses:
      Portfolio expenses                                              1,055,465            1,819
      Rental expenses                                                   129,166                -
      General and administrative                                        965,144          343,233
                                                                   -------------    -------------

      Total expenses                                                  2,149,775          345,052
                                                                   -------------    -------------

            Loss from operations                                       (640,619)        (337,204)

Other income (expense):
      Other income                                                       90,308                B
      Interest expense (including amortization of deferred
            financing costs of $590,882 and $136,178 in
            first six months of 2000 and 1999, respectively)         (1,033,109)        (247,932)
      Other expenses                                                          B                B
                                                                   -------------    -------------

      Total other expense                                              (942,801)        (247,932)
                                                                   -------------    -------------

            Loss before income taxes                                 (1,583,420)        (585,136)

Income tax expense                                                            B                0
                                                                   -------------    -------------

            Net loss                                               $ (1,583,420)    $   (586,000)
                                                                   =============    =============

Basic and diluted loss before extraordinary item per share         $      (0.13)    $      (0.08)
                                                                   =============    =============

Basic and diluted net loss per share                               $      (0.13)    $      (0.08)
                                                                   =============    =============

Shares used to compute basic and diluted net loss per share and
   loss before extraordinary item per share                          11,900,000        6,910,000
                                                                   =============    =============



           The accompanying notes are an integral part of the consolidated financial statements.
                                                         F-6


                                      SECURITY ASSET CAPITAL CORPORATION
                                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY For the Six Months
                                              Ended June 30, 2000
                                                  (Unaudited)

                                                       Common Stock            Additional
                                                 --------------------------      Paid-In     Accumulated
                                                    Stock           Amount       Capital        Deficit          Total
                                                 ------------------------------------------------------------------------
Balance, December 31, 1999                       10,826,000         10,826    $ 3,422,274    $(2,527,929)    $   905,171

 Acquisition of The Debt Registry
      Shares Issuable                               600,000            600      1,349,400              -       1,350,000

 Settlement of legal dispute                         75,000             75         12,300              -          12,375

Issuance of stock for consulting
      services                                      310,000            310         50,840              B          51,150

Issuance of stock to officer and an employee
      for services                                  150,000            150         24,600              -          24,750


Isuance of Stock for Universal
  View Corp.                                        400,000            400        899,600              -         900,000

Contribution of Executives Services                       B              B         24,224              B          14,855


Net loss for the Quarter ended
   June 30, 2000                                          -              -              -       (924,294)       (924,294)
                                                 ------------------------------------------------------------------------
Balance, June 30, 2000                           12,361,000    $    12,361    $ 5,784,238    $(4,111,349)    $ 1,685,250
                                                 ========================================================================
<


                          The accompanying notes are an integral part of the consolidated financial statements.
                                                      F-7


                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1999 and June 30, 2000
                                   (Unaudited)
                                                                               1st            1st
                                                                           Six Mnths 99  Six Mnths 2000
                                                                           ----------------------------
Cash flows from operating activities:
      Net loss                                                             $  (586,000)    $(1,583,420)
      Adjustments to reconcile net loss to net cash flows
         (used in) provided by operating activities:
            Depreciation & Amortization                                            300          28,738
            Amortization of deferred financing costs                           136,178         590,882
            Issuances of common stock for settlement of dispute                 20,138          12,375
            Issuances of common stock for consulting and other services        157,675          51,150
            Issuances of common stock for other employee                        47,876          24,750
            Contributed services of executive officers                               B          25,224
      Changes in operating assets and liabilities:
            (Increase) decrease in:
                  Cash in transit                                                    B       1,649,972
                  Loan portfolio receivable                                 (1,743,593)      1,035,458
                  Advances receivable and other current assets                       B        (257,057)
            Increase (decrease) in:
                  Payables, accrued expenses and other liabilities             (36,770)     (1,630,068)
                  Deferred income taxes payable                                      B               B
                                                                           ----------------------------
                  Net cash flows (used in) provided by
                     operating activities                                   (2,004,196)        (50,996)
                                                                           ----------------------------

Cash flows from investing activities:
      Acquisition/additions to other assets                                    (46,369)        (53,736)
      Purchase/Sale of property and equipment - Net                                  B         225,931
      Purchase of The Debt Registry
        (Cash outlay in addition $1,350,000 in stock was issued)                     B         (23,980)
      Purchase of Universal View Corp
        (Cash outlay in addition $900,000 in stock was issued)                       B        (125,000)


                  Net cash flows provided by
                     investing activities                                      (46,369)         23,215
                                                                           ----------------------------


           The accompanying notes are an integral part of the consolidated financial statements.
                                       F-8


                                 SECURITY ASSET CAPITAL CORPORATION
                                          AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                      For the Six Months Ended June 30, 1999 and June 30, 2000
                                             (Unaudited)

                                                                               1st            1st
                                                                           Six Mnths 99  Six Mnths 2000
                                                                           ----------------------------
Cash flows from financing activities:
      Increase in deferred financing costs                                 $  (333,736)    $  (799,899)
      Borrowings of notes payable                                            2,606,114       1,489,287
      Borrowings of long-term debt                                                   B        (264,626)
      Repayment of notes payable - related parties                               3,326         (18,067)
                                                                           ----------------------------

                  Net cash flows provided by
                       financing activities                                  2,275,704         406,695
                                                                           ----------------------------

Net (decrease) increase in cash                                                225,139         378,914

Cash at beginning of period                                                    115,138          29,580
                                                                           ----------------------------

Cash at end of period                                                      $   340,277     $   408,494
                                                                           ============================


           The accompanying notes are an integral part of the consolidated financial statements.
                                                      F-9


                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

         ORGANIZATION AND BUSINESS

         Security Asset Capital Corporation, a Nevada corporation ("SACC"), traded under the symbol "SCYA", operates through the following wholly owned subsidiaries:

              Security Asset Management, Inc., a California corporation ("SAM"), which, together with SACC, acquires, manages, collects and markets distressed consumer credit portfolios for their own account and third parties.

              Security Asset Properties, Inc., a Nevada corporation ("SAP"), owns and operates nineteen income producing residential properties in San Diego County, California. This corporation, formerly known as Four D Corporation, was acquired in a stock swap on October 31, 1999, whereby SACC acquired 100% of the outstanding common stock of Four D Corporation in exchange for 900,000 shares of Security Asset Capital Corporation's common stock. This transaction has been recorded as a purchase. The excess fair value of assets acquired over liabilities assumed of $1,067,810 was allocated to rental real estate. The results of operations of the acquired business have been included in Security Asset Capital Corporation and subsidiaries' consolidated results of operations from the date of acquisition. Had the acquisition occurred on January 1, 1999, the pro forma net rental real estate at December 31, 1999 would have been $4,025,228, a decrease of $25,500, and the pro forma net loss and basic and diluted net loss per share for the year ended December 31, 1999 would have been $(1,738,987) and $(0.19), respectively, an increase of $147,806 and no change, respectively. The pro forma net income for the second quarter 2000 for Four D would have been $15,136 for net loss first six month of 1999 of ($43,984).

              Broadband Technologies, Inc., a Nevada corporation ("Tech"), was formed in 1999. Tech was capitalized by the contribution from SACC of a patent and certain patents pending and licensing for direct on-line full screen video technology, which was acquired for cash and stock in 1999 by SACC. Tech will continue development of its capability for video streaming on-line and enhanced distributive database management on the Internet.

         SACC acquired certain technology and rights related to an online market place for buyers and sellers of distressed debt portfolios in 1999, internally known as TheDebtTrader.Com. These assets were contributed to a new wholly owned subsidiary, TheDebtTrader.Com, LLC ("Trader") in January 2000.

         The consolidated group, collectively referred to as the "Company", has incurred losses from operations since inception. During the 2nd Quarter of 2000, the Company further pursued the development of The Debt Registry and acquired the stock of Universal View Corporation for stock.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation and its wholly owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc., TheDebtTrader.Com, and Broadband Technologies, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Management estimates that the gross potential collections from the Loan Portfolio Assets held as of June 30, 2000 will be in the range of $5,600,000 to $6,630,000, with estimated related collection costs of approximately 30% or $1,680,000 to $1,990,000, for an estimated net value of $3,920,000 to $4,640,000. These assets are carried on the books of the Company at cost, which approximates $2,209,000.

         CONCENTRATIONS

         During 1999, the Company purchased a substantial portion of its debt portfolios from and jointly with one company, Exterra Credit. The Company has access to multiple sellers of debt portfolios and does not believe the reliance on Exterra Credit limits its ability to acquire debt portfolios economically in the future.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         CASH AND CASH EQUIVALENTS

         The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and money market funds purchased with an original maturity of three months or less to be cash equivalents.

         The Company maintains its primary checking and savings accounts at two financial institutions located in California. Accounts at these banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions, which are financially stable.

         LOAN PORTFOLIO ASSETS AND REVENUE RECOGNITION

         Loan Portfolio Assets ("Portfolio Assets") represent liquidating loan portfolios of delinquent accounts, which have been purchased by SACC for collection and resale, and are stated at cost. The cost of the Portfolio Assets is the actual dollars spent for the purchase of the portfolio, including related brokerage commissions, if any. Management believes that the net realizable value of these assets exceeds the cost.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

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

         As of June 30, 2000, SAP has liabilities to tenants of approximately $25,000 for security deposits. These funds are not segregated as most are applied to the final months rental payments.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

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

         The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of otemporary differenceso by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         COMPREHENSIVE INCOME

         The FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement effective January 1, 1998. For the quarter ended March 31, 2000, the Company had no material items that were required to be recognized as components of comprehensive income.

         ACCOUNTING FOR INTERNAL COSTS RELATING TO REAL ESTATE PROPERTY ACQUISITIONS

         In March 1998, the Emerging Issues Task For ("EITF") of the FASB issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions, which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement was effective March 19,1998.

         SEGMENT INFORMATION

         The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires companies to report certain information about operating segments. The Company adopted this statement effective January 1, 1998. For the year ended December 31, 1999, the Company had three operating segments; (i) consumer credit portfolio, (ii) rental real estate, and (iii) broadband technology. The Company rental real estate operations are located in only one geographic area, the County of San Diego, California.

         DERIVATIVE INSTRUMENTS

         In November 1998, the FASB issued SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

         In June 1999, the FASB issued SFAS No. 137, Accounting For Derivatives Instruments And Hedging Activities - Deferral Of The Effective Date Of FASB Statement No. 133, ("SFAS No. 137"). SFAS No. 137 delays the effective date of implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its consolidated financial statements or the date it intends to adopt.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company's working capital plus limited capital resources will not be sufficient to meet the Company's objectives as structured. The Company estimates it needs substantial new capital to achieve its operations as planned, and is seeking equity financing via a private offering under Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation D promulgated there under. In the event financing is not obtained the Company will adjust its corporate infrastructure to reflect current operations.

NOTE 2 - CASH IN TRANSIT
------------------------

         On December 30, 1999 the Company sold portions of certain loan portfolios totaling $1,649,972. As of December 31, 1999 the proceeds from this sale were held in escrow. The Company received these funds on January 4, 2000 (See Note 8).

NOTE 3 - LOAN PORTFOLIO ASSETS
------------------------------

         Loan portfolio assets are comprised of liquidating loan portfolios, which have been purchased by the Company for collection and resale. As discussed in Note 1 the Loan Portfolio Assets are recorded at $2,242,359 at March 31, 2000 and $2,208,406 at June 30, 2000.

NOTE 4 - INVESTMENTS IN RENTAL REAL ESTATE
------------------------------------------
                                                              (Unaudited)
                                                              June 30, 2000
                                                            -----------------

                  Land                                      $      1,589,445
                  Buildings and improvements                       2,415,265
                                                            -----------------
                                                                   4,004,710

                  Less: accumulated depreciation                    (206,451)
                                                            -----------------

                                                            $      3,798,259
                                                            =================

NOTE 5 - FURNITURE AND EQUIPMENT
                                                                (Unaudited)
                                                               June 30,2000
                                                            -----------------
                  Furniture and fixtures                    $         78,069

                  Less: accumulated depreciation                     (12,846)
                                                            -----------------

                                                            $         65,223
                                                            =================

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 6 - PATENTS AND PATENTS PENDING
------------------------------------

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

NOTE 7 - DEFERRED FINANCING COSTS
---------------------------------

         Deferred financing costs consist of the following at June 30, 2000:

                                                                 June 30, 2000
                                                               -----------------
         Deferred financing costs on notes payable
                  (See Note 10)                                $      1,602,193

         Deferred financing costs associated with
         long-term mortgages secured by
         rental real estate - Net                                        45,817

         Less: accumulated amortization                              (1,159,746)
                                                               -----------------
                                                               $        488,264
                                                               =================

NOTE 8 - ACQUISITION OF "THE DEBT REGISTRY"
-------------------------------------------

         On February 28, 2000, the Company acquired ownership of certain assets and the rights to non-binding letters of intent, which will be known as The Debt Registry, in return for 600,000 shares of Company common stock. Using the technology acquired in 1999, the Company will develop The Debt Registry. The Debt Registry will use the acquired technology, develop it further, and apply it to the registration and tracking of individual debt accounts sold by lending institutions to third parties. The CUSIP type tracking system will bring order and accountability to the buying and selling of debt portfolios in a manner similar to what the title companies did for the real estate industry. The Company has tentative agreements with five major banks and companies to require the registration of their credit card accounts when they are sold to third parties. The Company anticipates the Debt Registry will be operating prior to the end of the year 2000. The final purchase agreement was signed March 27, 2000.

NOTE 9 - Not Used
-----------------

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 10 - NOTES PAYABLE
-----------------------

         In December 1998, the Company entered into a funding agreement with Secure Investments, Inc. in which Secure Investments, Inc. has agreed to provide up to $24,000,000 in notes payable (oInvestor Notes") to be used for the purchase of debt portfolios and related note expenses. The Investor Notes are structured as nine (9) month notes carrying interest at 12% per annum. The investor has a choice of being paid interest quarterly or at the end of the term. The agreement with Secure Investments, Inc. provides that any notes that are not renewed at the end of nine (9) months will be replaced by Secure Investments, Inc. with a new investor of like or greater amount.

         At June 30, 2000 the Company has outstanding liabilities of approximately $6,476,400 to various individuals, family trusts, retirement accounts and organizations. The Investor Notes carry an annual interest rate of 12%. The Company pays significant commissions to various entities and individuals for arranging the funding of the Investor Notes (See Note 7).

         Funds from the Investor Notes have been used primarily to fund acquisitions of distressed consumer loan portfolios and pay costs related to notes including commissions and interest.

         Through June 30, 2000, the Company's experience has been that approximately eighty-three (83%) percent of the principal amount of the Investor Notes and more than twenty (20%) percent of the accrued interest related to the Investor Notes are renewed into new Investor Notes.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 11 - LONG-TERM DEBT
------------------------

         Long-term debt consists of the following as of June 30, 2000:

         Loan term mortgages with various terms total         $       2,763,666
                                                              ==================

         In April 2000, SAP sold two properties. The total debt paid in connection with the sales was $252,655.

         TRANSFER OF PROPERTY TITLE AND ASSUMPTION OF OBLIGATIONS

         Properties acquired and the related borrowings against these properties were originally obtained in the name of the shareholders of SAP. At the time of acquisition of each property, the shareholder transferred each property and the related borrowing to SAP. As of December 31, 1999, the obligations associated with SAP's rental properties were in the original borrower's name. Additionally, many of these borrowings contain "due on sale" terms. The title transfer of the properties was recorded with the County Recorders Office of San Diego. SAP has not been notified by any of the lenders of their desire to demand repayment of the loan. Management believes that any loans, which are required to be repaid, can be replaced with loans of similar terms.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

         LITIGATION

         As of June 30, 2000, The Company has no significant litigation pending.

         LEASES

         The Company, as of June 30, 2000, does not have any long term or operating lease obligations. The Company's corporate office leases were renewed for one year in January 2000 at the rate of approximately $5,300 per month.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000



NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------

         CONTRIBUTED SERVICES OF EXECUTIVE OFFICERS

         SAP occupies office space in a building owned by one of the shareholders. The shareholders use this building to house the office of related business entities owned by the shareholders. In addition, the executive officers of SAP contributed services at no cost. The fair value of the space occupied and the contributed services amounted to $24,224 for the six months ended June 30, 2000. This amount is included in additional paid-in capital and in general and administrative expenses for the year ended June 30, 2000.

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

         In the 2nd Quarter 2000, 400,000 shares of common stock were issued for the acquistion of Universal View Corp.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000



NOTE 14 - STOCK OPTION PLAN
---------------------------

         The Company has adopted a stock option plan (the Plan) under which options to purchase up to 10,000,000 shares of common stock may be granted to officers, employees or directors of the Company, as well as consultants, independent contractors or other service providers of the Company. "Nonqualified" options may be granted under the Plan. Nonqualified options may be granted at an exercise price determined by the Board of Directors. Individual option agreements will contain such additional terms as may be determined by the Board of Directors at the time of the grant. The Plan provides for grants of options with a term of up to ten years.

         STOCK OPTIONS

         The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the six months ended June 30, 2000 or for years ended December 31, 1999 and 1998, respectively. Under FASB Statement No.123, Accounting for Stock-Compensation, the fair value of each option granted during the years ended December 31, 1999 and 1998 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of ten years, with an average risk free interest rate of 4.88% to 6.29%, price volatility of 1 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No.123, reported net (loss) and (loss) per common share would have been as follows:

                                                           December 31,    December 31,
                                                               1999             1998
                                                          -----------------------------
         Net (loss):
            As reported                                   $ (1,591,181)   $    (38,075)
            Pro forma                                     $ (1,591,181)   $    (70,888)
         Basic and diluted net (loss) per share:
            As reported                                   $      (0.19)   $      (0.01)
            Pro forma                                     $      (0.19)   $      (0.01)

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 14 - STOCK OPTION PLAN (Continued)
---------------------------

         A summary of the activity of the stock options for the years ended
         December 31, 1999 and 1998 is as follows:
                                                           Year ended             Year ended
                                                       December 31, 1999       December 31, 1998
                                                   --------------------------------------------
                                                                Weighted              Weighted
                                                                Average                Average
                                                                Exercise              Exercise
                                                    Shares        Price     Shares      Price
                                                   --------------------------------------------
         Outstanding at beginning of                 450,000    $   0.08         -    $      -
            period
         Granted                                     900,000        0.25   450,000        0.08
         Forfeited                                         -        -            -        -
         Expired                                           -        -            -        -
                                                   --------------------------------------------
         Outstanding at end of period              1,350,000    $   0.19   450,000    $   0.08
                                                   ============================================

         Exercisable at end of period              1,350,000    $   0.19   450,000    $   0.08
                                                   ============================================

         Weighted-average fair value of options
            granted during the period                           $   0.75              $   0.08
                                                                =========             =========

         A further summary of options outstanding at December 31, 1999 is as follows:

                                          Options Outstanding                        Options Exercisable
                            -------------------------------------------------------------------------------
                                               Weighted
                                                Average          Weighted                       Weighted
                                               Remaining         Average                         Average
                              Number          Contractual        Exercise        Number         Exercise
                            Outstanding          Life             Price        Exercisable        Price
                            -------------------------------------------------------------------------------
                                450,000       9.0 years          $ 0.08         450,000           $ 0.08
                                100,000       9.5 years            0.25         100,000             0.25
                                500,000       9.75 years           0.25         500,000             0.25
                                300,000       10.0 years           0.25         300,000             0.25
                            ------------                                      ---------
                              1,350,000                                       1,350,000
                            ============                                      =========

      On January 24, 2000, stock options for 50,000 common shares at $0.25 were granted. During the 2nd Quarter 2000 Stock options for 315,000 additional shares were granted, of these options 90,000 shares exercisable at $0.25 and the remainder at $1.25. This brings the total stock options outstanding to 1,715,000.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 15 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of December 31:

                                                                  1999          1998
                                                               ----------    ----------
              Deferred tax assets:
                 Net operating loss carryforwards              $ 704,000     $ 189,300
                 Compensation element of
                  stock options issued                            34,800             -
                 Cash to accrual adjustment
                  of subsidiary                                    7,600             -
                                                               ----------    ----------

                    Gross deferred tax assets                    746,400       189,300

              Less valuation allowance                          (481,300)     (189,300)
                                                               ----------    ----------

              Net deferred tax assets                            265,100             -

              Deferred tax liabilities, difference in basis
              on rental real estate between financial and
              tax purposes                                      (515,100)            -
                                                               ----------    ----------

                  Net deferred tax liability                   $ 250,000     $       -
                                                               ==========    ==========

         Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $292,000 and $13,700 from 1998 and 1997, respectively. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

         As of December 31, 1999, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $1,908,000 (approximately $220,000 available solely to SAP) expire in the years 2008 through 2019. State net operating loss carryforwards totaling approximately $976,000 expire in the years 2000 through 2004. Due to Internal Revenue Service regulations, the availability of the operating loss carryforwards may be limited upon a substantial change in ownership. During 1999 such a change occurred with respect to SAP. Therefore the utilization of SAP's operating loss carryforwards will be limited to approximately $64,000 a year and can only be offset against future SAP taxable income.

         Due to the limited availability of SAP's operating loss carryforwards to offset the financial reporting and tax basis difference associated with its rental real estate the Company has recorded a net deferred tax liability and related tax expense of $250,000. Nothing has materially change during the 1st & 2nd quarter 2000 related to the provision for income taxes.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 15 - INCOME TAXES (Continued)
----------------------

         A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                          1999            1998
                                                        ----------    ----------
         Income tax benefit at 35% statutory rate       $(473,700)    $ (13,300)
         Change in valuation allowance                    292,000        13,700
         State income taxes, net                          (78,500)       (2,200)
         Other                                             10,200         1,800
                                                        ----------    ----------

                                                        $(250,000)    $       -
                                                        ==========    ==========

         Nothing materially has changed in the 1st or 2nd quarter 2000 related to the reconciliation of the effective tax rates.

NOTE 16 - Not Used
------------------


NOTE 17 - SEGMENT INFORMATION
-----------------------------

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 17 - SEGMENT INFORMATION (Continued)
-----------------------------

         Information about reported segment profit or loss and segment assets for the year to date June 30, 2000 and 1999 is as follows:

                             Consumer        Rental
                             Credit        Real Estate    TheDebtTrader
                           Portfolio        Portfolio       Broadband           Total
                         -------------    -------------    -------------    -------------
2000 Revenues            $  1,294,117     $    215,038     $          -     $  1,509,155
1999 Revenues                       -                -                -                -

2000 Interest expense         162,649           58,138                B          220,787
1999 Interest expense          18,614                -                -           18,614

2000 Profit (loss)         (1,543,540)          (6,372)         (33,508)      (1,583,420)
1999 Profit (loss)           (109,330)               -                -         (109,330)

2000 Assets                 4,605,222        3,884,775        2,931,871       11,421,868
1999 Assets                   973,789                -                -          973,789

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000



NOTE 18 - SIGNIFICANT EVENTS
----------------------------

         During January 2000, the Company granted an option to acquire 50,000 shares of common stock, exercisable at $0.25 per share to the CFO.

         On March 23, 2000, the Company entered into a reverse merger transaction whereby it acquired control of a reporting public shell corporation. The reorganization will be accounted for as a reverse merger under the purchase method. The public shell corporation shareholders received $125,000 in cash and 400,000 restricted shares of the resulting company. Acquisition was completed April 6, 2000 and the 400,000 shares issued.

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

OVERVIEW

Security Asset Capital Corporation was founded on September 22,
1993, and has pursued its original objective to build, through acquisition and development, a team of vertically integrated companies structured to achieve maximum economic advantage within the asset liquidation industry. The Company, inclusive of its management company, Security Asset Management Inc., has acquired over the past several years: (1) an income property company, Security Asset Properties, Inc., which purchases and operates performing rental real estate; (2) an Internet portal for buying and selling assets in the asset liquidation and purchasing industry, TheDebtTrader.Com; (3) a proprietary e-commerce technology company with one patent and four patents pending, each directed toward providing full-screen, video-on-demand, Broadband Technologies, Inc.; and (4) The Debt Registry(TM), a company providing a structured approach to documenting ownership of assets in the unsecured debt markets, similar to CUSIP numbers for publicly held stocks.

The Company's core competency remains the acquisition of debt assets. Creating and evolving The Debt Registry,(TM)however, has become one of management's primary initiatives. The Debt Resgistry has the potential to be the most important income stream for the Company's future.

The debt industry's sale of portfolios for the first two quarters of 2000 was down mostly because of the financial institutions' final resolution of the past Y2-K problem. Our Company's second quarter revenues and income are down in response to this situation. Also, management's allocation of time and resources to the development of The Debt Registry(TM) likely contributed to slow down the acquisition and collection of debt assets. The following two quarters and the end of the year results are predicted to provide the Company with a net profit as a result of portfolio sales and revenue from The Debt Registry.

The company is presently developing The Debt Registry,(TM) an integrated hardware and software system, as a revolutionary online system for registering loan portfolios that are sold into the secondary marketplace and will generate revenue by charging minimal fees per each sold account registered. These fees are similar to those being charged for title insurance. The Debt Registry(TM) is intended to provide the financial lending and asset liquidation industry with much needed structure and technological expansion. The management team has met with the country's four major rating agencies and received complete support of The Debt Registry.(TM) Additional support was received by one of the largest securitizers of these portfolios who is presently considering that The Debt Registry(TM) enlist approximately $8 Billion of their previous securitized portfolios.

In addition, management has been successful in meeting major banks and financiers of securitized loan portfolios for the purpose of acquiring further commitments and endorsements from the financial community at large. The Company remains in discussions with Bank of America, G.E. Capital, the Associates, Sears, and Bank One regarding a commitment to require that all loan portfolio purchasers register their accounts with The Debt Registry(TM) as a prerequisite to any sale.

The Debt Registry(TM) is presently under construction with the assistance of Exp@nets and the Center 7 companies. The projected final testing is to be in September and plans are for this extraordinary Internet product to be operational in October 2000.

Additionally, Broadband Technologies remains dedicated to bringing full screen, video-on-demand to the consumer via the Internet. Just as companies rely on express mail services to rapidly deliver packages, companies will rely on a service provider to store and deliver video content. Some industries that will benefit from the ability to cast video content directly to its consumers include pay TV, video rental, high-end product sales, corporate advertising, infomercials, travel and real estate, auction centers, and corporate training.

The challenge of bringing video-on-demand to the consumer hinges mainly on the storage of dense video content. Broadband Technology Inc.'s data warehousing methods, combined with currently available technology, could allow us to infinitely scale for the inventory demands of the future. Broadband Technologies, Inc. has filed five patent applications, all of which have been granted a patent pending status. These applications cover the key proprietary features of the video delivery system. The following is a summary of these five patent applications:

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

In April 2000, an independent valuation based on the expansion of Broadband's technology was completed by Dr. Kelly Segraves, whose evaluations over the last twelve years include various communication technologies for both satellite and Internet broadcasting used by Masters International Satellite Network and Astar Satellite Networks. According to Dr. Segraves, Broadband's technology has a future value exceeding $60 million, which validated an initial evaluation conducted earlier this year.

It is anticipated that the bulk of the video-on-demand revenue will come from storage and delivery fees, as these will be our primary services. Companies wishing to deliver "infomercials" or training videos, as well as those that store product content in video format constitute our prospective industrial market. We foresee industries such as real estate, education, travel and tourism all depending upon technology and services, like those that Broadband Technologies intends to provide, for their success.

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

Customers for Broadband's technology services are likely to include the real estate, education, travel and tourism industry segments that have already moved forward in technology by offering video as part of their presentation package. Consumers who want to watch movies on-demand and pay "per-view" fees comprise the private market. We believe that the home movie-watching consumer does not want to browse the Internet on their television for movies, nor does the average person want to watch full-length feature films on their personal computer. However, a consumer would purchase or subscribe to an Internet service via their television if they could watch movies on demand.

TheDebtTrader.Com brokers and auctions charged-off debt portfolios and notes over the Internet. Previously known to the asset liquidation industry as "The Note and Paper Trader", this innovative Internet portal was acquired by the Security Asset Capital Corporation in 1999 and is an industry recognized forum for information and portfolio exchange. Membership spans 50 states and 5 foreign countries and includes financial institutions, law firms, resellers, collectors and product companies. Over $40 million of debt portfolios were sold through the site in 1999 alone. TheDebtTrader.Com made history in February 2000 by hosting the industry's first online chat session. Revenues are earned from service fees arising out of the online sale of portfolios and notes.TheDebtTrader.Com is modeled as a national exchange for debt buyers and sellers. It was the first to offer a Multiple Listing Site for debt portfolios (Credit Card Charge-off, Auto, Consumer Loan, etc.).

The Company's most recent acquisition, Security Asset Properties, Inc., a Nevada corporation, was previously known as "Four D Corporation". The company, founded in 1993, purchases cash-flowing multi-family residential rental properties in San Diego and currently owns and manages more than twenty properties. The Company plans to expand Security Asset Properties' capital base through exchanges and acquisitions and to later convert it into a real estate investment trust (REIT). Security Asset Properties has an experienced management team and creates an ongoing profit center for the Company.

The Security Asset Companies possess several distinct advantages over competitors in the "dot com" and e-commerce world. The company is one of the few corporate structures with not just the dream of future technological advances but also the base of solid earnings now. The debt purchase, selling and collection and the rental income real estate factions, form a solid business nucleus. The Debt Registry(TM) is an application of the technology division that can produce income within six months. The interrelated solid business structure coupled with the potential future applications of full screen, video-on-demand give Security Asset Capital Corporation a distinct advantage over competitors. The Debt Registry will be the first of its kind in innovative structures to assist the financial institutions in the debt purchasing and selling arena.

The position of being first to market with the best product has always been a proven and solid business concept. The Debt Registry promises to be a solid profit center and it is Security Asset Capital's corporate strategy to grow this base operation into a dominance in the financial services business sector.

Security Asset Capital Corporation, or SCYA, as it is listed on the Moody's Industrial Index, is publicly traded on the Nasdaq's Over-the-Counter
Electronic Bulletin Board. The Company and all of its four subsidiaries are well positioned to become a dominant force in both the booming industries of asset liquidation and e-commerce technology. The Company plans to qualify and apply for admission onto the NASDAQ National Market System Board within in the fourth quarter of this year. The company's management team has over 60 years of hands-on industry experience and enjoys the reputation necessary to attract additional staff from a talent pool of industry professionals nationwide. Security Asset Capital Corporation expects to become one of a handful of companies with a fully developed infrastructure necessary to achieve and maintain national reach.

RESULTS OF OPERATIONS FOR EACH OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

REVENUE

Revenue for the six months ended June 30, 2000 increased by $1,501,308 to $1,509,156, as compared to $7,848 or the six months ended June 30, 1999. The increase is primarily attributable to added revenues from Portfolio Revenue.

LOSS FROM OPERATION

Loss from Operations is calculated by subtracting operating expenses from net revenue. Net Loss from Operation for the six months ended June 30, 2000 increased to $640,619 as compared to $337,204 for the six months ended June 30, 1999. This increased loss was primarily attributable to increased financing costs and expense related to development of the Debt Registry and fund raising efforts.

OPERATING EXPENSES

Operating expenses include administrative and management benefits and salaries, advertising and promotion, office and general, interest, professional fees and occupancy costs. Operating expenses for the six months ended June 30, 2000 increased by $621,911 to $965,144, as compared to $343,233 for the six months ended June 30, 1999. This increase was primarily attributable to increase in Portfolio activities and related increase in costs and staff.

NET LOSS

Net loss for the six months ended June 30, 2000 decreased by $997,420 from a net loss of $586,000 for the six months ended June 30, 1999 to a net loss of $1,583,420 for the six months ended June 30, 2000. This increase is primarily attributable to the increase in financial costs and expenses related to development of the Debt Registry and fund raising efforts

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash and cash flow from operations are its short-term and long-term debt and increased gross revenues. At June 30, 2000, the Company had cash and cash equivalents of $408,494. During the six months ended June 30, 2000, the Company had cash flow deficit from operations of $640,237.

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

3.2 By-Laws of Security Asset Capital Corporation incorporated herein by reference to Exhibit 3.2 to the report on Form 8-K filed April 5, 2000.

4. Form of Security Asset Capital Corporation's Common Stock Certificate incorporated herein by reference to Exhibit 4 to the report on Form 10QSB filed May 18, 2000.