Form 10QSB
period 2000-09-30
SECURITY ASSET CAPITAL CORP/NV
filed 2000-11-20
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

Commission file number 000-29039


                       SECURITY ASSET CAPITAL CORPORATION
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           NEVADA                                               95-4729666
           ------                                          --------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,521,000 OF COMMON STOCK SHARES AS OF SEPTEMBER 30, 2000.

Transitional Small Business Disclosure Format (check one):

Yes               No       X
   ------           --------

                                     ITEM 1

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000:

                                                                Number of Shares
                                                                ----------------
Common Stock, $.001 par Value                                   12,521,000

Total Common Stock Outstanding                                  12,521,000
                                                                ----------


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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999


                                     ASSETS
                                     ------
                                                     (Unaudited)    (Audited)
                                                    September 30,  December 31,
                                                        2000           1999
                                                    ------------   ------------
Current assets:
      Cash                                          $    35,829    $    29,580
      Cash in Transit                                         -      1,649,972
      Loan portfolio assets                           2,171,671      3,243,864
      Related party receivables - directors             100,509         14,000
      Notes and advances receivable                     216,149         36,149
                                                    ------------   ------------
      Total current assets                            2,524,158      4,973,565
                                                    ------------   ------------

Rental real estate, net                               3,766,195      4,069,663
Furniture and equipment, net                             62,703         49,489

Other assets:
      Patent and patents pending                      1,552,500      1,552,500
      Investment The Debt Registry                    1,373,980              B
      Goodwill (Universal View Corp)                  1,025,000
      Deferred financing costs, net                     407,822        404,247
      Miscellaneous assets                              336,088         15,800
                                                    ------------   ------------

                                                      8,524,288      1,972,547
                                                    ------------   ------------

            Total assets                            $11,048,446    $11,065,264
                                                    ============   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   SECURITY ASSET CAPITAL CORPORATION
                                            AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                September 30, 2000 and December 31, 1999

                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                             ----------------------------------------------

                                                                          (Unaudited)       (Audited)
                                                                         September 30,     December 31,
                                                                             2000             1999
                                                                         -------------    -------------
Current liabilities:
      Accounts payable                                                   $    195,600     $     97,882
      Loan sales payable to third parties                                           -          999,428
      Loan portfolio payable                                                        -          732,736
      Due to related parties                                                        -           18,066
      Accrued expenses and other liabilities                                   47,687           46,578
      Notes payable (including accrued interest of
        $239,820 and $170,795 at September 30, 2000 and
        December 31, 1999, respectively)                                    6,893,578        4,987,110
      Current portion of long term debt                                       109,703          119,513
                                                                         -------------    -------------

            Total current liabilities                                       7,246,568        7,001,313
                                                                         -------------    -------------

Long term debt, net of current portion                                      2,637,737        2,908,780
Deferred income taxes                                                         250,000          250,000
                                                                         -------------    -------------

            Total liabilities                                              10,134,305       10,160,093
                                                                         -------------    -------------

Commitments and contingencies (Notes 12 and 18)

Shareholders' equity (deficit):
      Common stock, $0.001 par value, 25,000,000
        shares authorized; 12,721,000 and 9,910,000
        shares issued and outstanding in September 30, 2000 and 1999,
        respectively; 925,000 shares issuable at December 31, 1999             12,521           10,826
      Additional paid-in capital                                            5,940,834        3,422,274
      Accumulated deficit                                                  (5,039,214)      (2,527,929)
                                                                         -------------    -------------

      Total shareholders' equity (deficit)                                    914,141          905,171
                                                                         -------------    -------------

      Total liabilities and shareholders' equity (deficit)               $ 11,048,446     $ 11,065,264
                                                                         =============    =============

         The accompanying notes are an integral part of the consolidated financial statements.

                               SECURITY ASSET CAPITAL CORPORATION
                                        AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Quarter Ended September 30, 2000 and 1999

                                                                   (Unaudited)     (Unaudited)
                                                                  September 30,   September 30,
                                                                      2000             1999
                                                                  -------------   -------------
Revenues:
      Portfolio revenue                                           $     80,596    $  1,241,897
      Rental revenue                                                   112,693               -
                                                                  -------------   -------------

      Total revenues                                                   193,289       1,241,897
                                                                  -------------   -------------

Expenses:
      Portfolio expenses                                                38,232       1,022,511
      Rental expenses                                                   55,879               -
      General and administrative                                       457,840         162,513
                                                                  -------------   -------------

      Total expenses                                                   551,951       1,185,024
                                                                  -------------   -------------

            Loss from operations                                      (358,662)         56,873

Other income (expense):
      Other income                                                       3,398           2,509
      Interest expense (including amortization of deferred
            Financing costs of $303,982 and $192,024 in
            3nd Quarter 2000 and 1999, respectively)                  (572,601)       (277,680)
      Other expenses                                                         -               -
                                                                  -------------   -------------

      Total other expense                                             (569,203)       (275,171)
                                                                  -------------   -------------

            Net loss                                              $   (927,865)   $   (218,298)
                                                                  =============   =============

Basic and diluted loss before extraordinary item per share        $      (0.08)   $      (0.03)
                                                                  =============   =============

Basic and diluted net loss per share                              $      (0.08)   $      (0.03)
                                                                  =============   =============

Shares used to compute basic and diluted net loss per share
   and loss before extraordinary item per share                     12,361,000       8,910,000
                                                                  =============   =============

     The accompanying notes are an integral part of the consolidated financial statements.

                            SECURITY ASSET CAPITAL CORPORATION
                                     AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Nine Months Ended September 30, 2000 and 1999

                                                               (Unaudited)    (Unaudited)
                                                              September 30,  September 30,
                                                                  2000           1999
                                                              ------------   ------------
Revenues:
      Portfolio revenue                                       $ 1,376,202    $ 1,249,745
      Rental revenue                                              327,731              -
                                                              ------------   ------------

      Total revenues                                            1,703,933      1,249,745
                                                              ------------   ------------

Expenses:
      Portfolio expenses                                        1,095,183      1,024,330
      Rental expenses                                             171,939              -
      General and administrative                                1,436,091        505,746
                                                              ------------   ------------

      Total expenses                                            2,703,213      1,530,076
                                                              ------------   ------------

            Loss from operations                                 (999,280)      (280,331)

Other income (expense):
      Other income                                                 93,706          2,509
      Interest expense (including amortization of deferred
            Financing costs of $897,554 and $328,202 in
            1st Three Quarters 2000 and 1999, respectively)    (1,605,711)      (525,611)
      Other expenses                                                    -              -
                                                              ------------   ------------

      Total other expense                                      (1,512,005)      (523,102)
                                                              ------------   ------------

            Loss before income taxes                           (2,511,285)      (803,433)

Income tax expense                                                      -            866
                                                              ------------   ------------

            Net loss                                          $(2,511,285)   $  (804,299)
                                                              ============   ============

Basic and diluted loss before extraordinary item per share    $     (0.20)   $     (0.09)
                                                              ============   ============

  The accompanying notes are an integral part of the consolidated financial statements.

                                                 SECURITY ASSET CAPITAL CORPORATION
                                                          AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                          For the Quarter Ended September 30, 2000
                                                             (Unaudited)

                                                           Common Stock            Additional
                                                   ----------------------------      Paid-In         Accumulated
                                                      Stock            Amount        Capital           Deficit             Total
                                                  ----------------------------------------------------------------------------------
Balance, December 31, 1999                         10,826,000           10,826      $ 3,422,274      $ (2,527,929)      $   905,171
  (See Note Below)

Acquisition of the Debt Registry
  shares issuable                                     600,000              600        1,349,400                 -         1,350,000

Settlement of legal dispute                            75,000               75           12,300                 -            12,375

Issuance of stock for consulting
  services                                            310,000              310           50,840                 -            51,150

Issuance of stock to officer and
  an employee for services                            150,000              150           24,600                 -            24,750

Contribution of executives services                         -                -           10,369                 -            10,369

Issuance of stock for Universal
  View Corp.                                          400,000              400          899,600                 -           900,000

Contribution of executives services                         -                -           10,011                 -            10,011

Issuance of stock for consulting
  services                                            160,000              160          161,440                 -           161,600

Net loss for Nine Months ended
  September 30, 2000                                       -                -                -         (2,511,285)         (924,294)
                                                  ----------------------------------------------------------------------------------

Balance, September 30, 2000                        12,521,000      $    12,521      $ 5,940,834      $ (5,039,214)      $ 1,685,250
                                                  ==================================================================================

                        The accompanying notes are an integral part of the consolidated financial statements.

                                    SECURITY ASSET CAPITAL CORPORATION
                                             AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Nine Months Ended September 30, 2000 and 1999
                                               (Unaudited)

                                                                                2000             1999
                                                                            -----------------------------
Cash flows from operating activities:
      Net loss                                                              $(2,511,285)     $  (804,300)
      Adjustments to reconcile net loss to net cash flows
         (used in) provided by operating activities:
            Depreciation & Amortization                                          67,428            4,688
            Amortization of deferred financing costs                            890,822          328,202
            Issuances of common stock for settlement of dispute                  12,375           20,138
            Issuances of common stock for consulting and other services         212,750          223,600
            Issuances of common stock for other employee                         24,750                -
            Contributed services of executive officers                           20,380                -
      Changes in operating assets and liabilities:
            (Increase) decrease in:
                  Cash in transit                                             1,649,972                -
                  Loan portfolio receivable                                   1,072,193       (3,897,324)
                  Advances receivable and other current assets                 (180,000)         (33,100)
            Increase (decrease) in:
                  Payables, accrued expenses and other liabilities           (1,634,446)       1,037,716
                  Deferred income taxes payable                                       -                -
                                                                            -----------------------------
                  Net cash flows (used in) provided by
                     operating activities                                     2,136,224       (2,316,080)
                                                                            -----------------------------

Cash flows from investing activities:
      Acquisition/additions to other assets                                    (322,753)        (116,960)
      Purchase/Sale of property and equipment - Net                             222,824          (53,361)
      Purchase of The Debt Registry
        (Cash outlay in addition $1,350,000 in stock was issued)                (23,980)               -
      Purchase of Universal View Corp
        (Cash outlay in addition $900,000 in stock was issued)                 (125,000)               -
                                                                            -----------------------------
                  Net cash flows provided by
                     investing activities                                      (248,909)        (170,321)
                                                                            -----------------------------

          The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                        2000             1999
                                                   -----------------------------

Cash flows from financing activities:
      Increase in deferred financing costs         $  (890,822)        (633,313)
      Borrowings of notes payable                    1,906,468        3,956,874
      Borrowings of long-term debt                    (280,852)               -
      Loans - related parties                         (104,575)         (27,457)
                                                   -----------------------------

                  Net cash flows provided by
                       financing activities            630,219        3,296,104
                                                   -----------------------------

Net (decrease) increase in cash                          6,249            5,403

Cash at beginning of period                             29,580          115,138
                                                   -----------------------------

Cash at end of period                              $    35,829      $   120,541
                                                   =============================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

         ORGANIZATION AND BUSINESS

         Security Asset Capital Corporation ("SACC"), a Nevada corporation, traded under the symbol ("SCYA"), operates through the following wholly owned subsidiaries:

                  Security Asset Management, Inc. ("SAM"), a California corporation, which, together with SACC, acquires, manages, collects and markets distressed consumer credit portfolios for their own account and third parties.

                  Security Asset Properties, Inc. ("SAP"), a Nevada corporation, owns and operates nineteen income producing residential properties in San Diego County, California. This corporation, formerly known as Four D Corporation, was acquired in a stock swap on October 31, 1999, whereby SACC acquired 100% of the outstanding common stock of Four D Corporation in exchange for 900,000 shares of Security Asset Capital Corporation's common stock. This transaction has been recorded as a purchase. The excess fair value of assets acquired over liabilities assumed of $1,067,810 was allocated to rental real estate. The results of operations of the acquired business have been included in Security Asset Capital Corporation and subsidiaries' consolidated results of operations from the date of acquisition. Had the acquisition occurred on January 1, 1999, the pro forma net rental real estate at December 31, 1999 would have been $4,025,228, a decrease of $25,500, and the pro forma net loss and basic and diluted net loss per share for the year ended December 31, 1999 would have been $(1,738,987) and $(0.19), respectively, an increase of $147,806 and no change, respectively. The pro forma charge for the 1st Quarter 1999 for Four D would have been $(59,120). The pro forma net income for the second quarter 1999 for Four D would have been $15,136 for net loss first six month of 1999 of ($43,984).

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation and its wholly owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc., Broadband Technologies, Inc. and TheDebtTrader.com. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Management estimates that the gross potential collections from the Loan Portfolio Assets held as of September 30, 1999 will be in the range of $5,430,000 to $6,520,000, with estimated related collection costs of approximately 30% or $1,630,000 to $1,960,000, for an estimated net value of $3,800,000 to $4,560,000. These assets are carried on the books of the Company at cost, which approximates $2,172,000.

         CONCENTRATIONS

         During 1999, the Company purchased a substantial portion of its debt portfolios from and jointly with one company, Exterra Credit. The Company has access to multiple sellers of debt portfolios and does not believe the reliance on Exterra Credit limits its ability to acquire debt portfolios economically in the future.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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

         LOAN PORTFOLIO ASSETS AND REVENUE RECOGNITION

         Loan Portfolio Assets ("Portfolio Assets") represent liquidating loan portfolios of delinquent accounts, which have been purchased by SACC for collection and resale and are, stated at cost. The cost of the Loan Portfolio Assets is the actual dollars spent for the purchase of the portfolio, including related brokerage commissions, if any. Management believes that the net realizable value of these assets exceeds the cost.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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

         As of September 30, 2000, SAP has liabilities to tenants of approximately $25,000 for security deposits. These funds are not segregated as most are applied to the final months rental payments.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         NET LOSS PER SHARE

         Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 1999, options to purchase 1,350,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation. Additional options for 100,000 common shares have been issued in 2000.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         COMPREHENSIVE INCOME

         The FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement effective January 1, 1998. For the quarter ended September 30, 2000, the Company had no material items that were required to be recognized as components of comprehensive income.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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


NOTE 4 - INVESTMENTS IN RENTAL REAL ESTATE
------------------------------------------
                                                          (Unaudited)
                                                       September 30, 2000
                                                       ------------------

          Land                                            $ 1,589,445
          Buildings and improvements                        2,418,372
                                                          ------------
                                                            4,007,817

          Less: accumulated depreciation                     (241,622)
                                                          ------------
                                                          $ 3,766,195
                                                          ============


NOTE 5 - FURNITURE AND EQUIPMENT
--------------------------------
                                                          (Unaudited)
                                                       September 30, 2000
                                                       ------------------

          Furniture and fixtures                          $    78,069

          Less: accumulated depreciation                      (15,366)
                                                          ------------

                                                             $ 62,703
                                                          ============

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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


NOTE 7 - DEFERRED FINANCING COSTS
---------------------------------

         Deferred financing costs consist of the following at September 30, 2000:

                                                       September 30, 2000
                                                       ------------------
          Deferred financing costs on notes payable
                   (See Note 10)                          $ 1,826,063

          Deferred financing costs associated with
          long-term mortgages secured by
          rental real estate - Net                             44,847

          Less: accumulated amortization                   (1,463,198)
                                                          ------------
                                                          $   407,712
                                                          ============


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


NOTE 9 - Not Used
-----------------

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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

         At March 31, 2000 the Company has outstanding liabilities of approximately $5,967,615 to various individuals, family trusts, retirement accounts and organizations. At September 30, 2000 the Company has outstanding liabilities of approximately $6,476,400 to various individuals, family trusts, retirement accounts and organizations. The Investor Notes carry an annual interest rate of 12%. The Company pays significant commissions to various entities and individuals for arranging the funding of the Investor Notes (See Note
         7).

         Funds from the Investor Notes have been used primarily to fund acquisitions of distressed consumer loan portfolios and pay costs related to notes including commissions and interest.

         Through April 13, 2000, the Company's experience has been that approximately eighty-three (83%) percent of the principal amount of the Investor Notes and more than twenty (20%) percent of the accrued interest related to the Investor Notes are converted into new Investor Notes. This experience continued in through the 3rd Quarter 2000.


NOTE 11 - LONG-TERM DEBT
------------------------

         Long-term debt consists of the following as of September 30, 2000:

          Loan term mortgages with various terms total      $  2,747,441
                                                            =============

In April 2000, SAP sold two properties. The total debt paid in connection the sales was $252,655.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 11 - LONG-TERM DEBT (Continued)
------------------------

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


NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

         LITIGATION

         As of September 30, 2000, the Company has no significant litigation pending.

         LEASES

         The Company, as of September 30, 2000, does not have any long term or operating lease obligations. The Company's corporate office leases were for one year in January 2000 at the rate of approximately $5,300 per month.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 13 - SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------

         CONTRIBUTED SERVICES OF EXECUTIVE OFFICERS

         SAP occupies office space in a building owned by one of the shareholders. The shareholders use this building to house the office of related business entities owned by the shareholders. In addition, the executive officers of SAP contributed services at no cost. This amount of $20,380 is included in additional paid-in capital and in general and administrative expenses for the year ended September 30, 2000.

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

            Archie Fischer                     25,000     Shares of Common Stock
            14th St. & Beardsly Ltd. Prshp     25,000     Shares of Common Stock
            Payson Ridge Co., Inc.             25,000     Shares of Common Stock

         In the 2nd Quarter 2000, 400,000 shares of common stock were issued for the acquisition of Universal View Corp. In the 35d quarter, 160,000 shares of common stocke were issured for consulting services.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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

         STOCK OPTIONS

         The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, no compensation costs have been recognized for nonqualified options for the nine months ended September 30, 2000 or for years ended December 31, 1999 and 1998, respectively. Under FASB Statement No.123, Accounting for Stock-Compensation, the fair value of each option granted during the years ended December 31, 1999 and 1998 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of ten years, with an average risk free interest rate of 4.88% to 6.29%, price volatility of 1 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No.123, reported net (loss) and (loss) per common share would have been as follows:

                                                     December 31,   December 31,
                                                        1999           1998
                                                    ---------------------------
         Net (loss):
            As reported                             $(1,591,181)   $   (38,075)
            Pro forma                               $(1,591,181)   $   (70,888)
         Basic and diluted net (loss) per share:
            As reported                             $     (0.19)   $     (0.01)
            Pro forma                               $     (0.19)   $     (0.01)

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 14 - STOCK OPTION PLAN (Continued)
---------------------------

         A summary of the activity of the stock options for the years ended December 31, 1999 and 1998 is as follows:

                                         Year ended             Year ended
                                      December 31, 1999      December 31, 1998
                                ------------------------------------------------
                                                Weighted                Weighted
                                                Average                 Average
                                                Exercise                Exercise
                                    Shares       Price      Shares       Price
                                ------------------------------------------------

Outstanding at beginning of        450,000     $   0.08          -     $      -
   period
Granted                            900,000         0.25    450,000         0.08
Forfeited                                -            -          -            -
Expired                                  -            -          -            -
                                ------------------------------------------------
Outstanding at end of period     1,350,000     $   0.19    450,000     $   0.08
                                ================================================

Exercisable at end of period     1,350,000     $   0.19    450,000     $   0.08
                                ================================================


         A further summary of options outstanding at December 31, 1999 is as follows:

                    Options Outstanding                 Options Exercisable
         -----------------------------------------------------------------------
                          Weighted
                           Average        Weighted                     Weighted
                          Remaining       Average                      Average
             Number      Contractual      Exercise       Number        Exercise
          Outstanding       Life           Price      Exercisable       Price
         -----------------------------------------------------------------------

            450,000        9.0 years     $   0.08        450,000       $   0.08
            100,000        9.5 years         0.25        100,000           0.25
            500,000        9.75 years        0.25        500,000           0.25
            300,000       10.0 years         0.25        300,000           0.25
         -----------                                  -----------
          1,350,000                                    1,350,000
         ===========                                  ===========

         On January 24, 2000, stock options for 50,000 common shares at $0.25 were granted. During the 2nd Quarter 2000 Stock options for 315,000 additional shares 90,000 shares at $0.25 and the remainder at $1.25. This brings the total stock options outstanding to 1,715,000.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 15 - INCOME TAXES
----------------------

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 17 - SEGMENT INFORMATION (Continued)
-----------------------------

         Information about reported segment profit or loss and segment assets for the year to date September 30, 2000 and 1999 is as follows:

                         Consumer       Rental
                          Credit      Real Estate  TheDebtTrader
                         Portfolio     Portfolio     Broadband       Total
                        -----------   -----------   -----------   ------------

2000 Revenues           $1,376,202    $  327,731    $        -    $ 1,704,033
1999 Revenues                    -             -             -              -

2000 Interest expense      517,605       193,242             B        710,847
1999 Interest expense      194,848             -             -        194,848

2000 Profit (loss)      (2,482,439)        4,662       (33,508)    (2,511,285)
1999 Profit (loss)        (804,299)            -             -       (804,299)

2000 Assets              4,350,576     3,766,195     2,931,675     11,048,446
1999 Assets              4,569,268             -         7,500      4,561,768

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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

OVERVIEW

Security Asset Capital Corporation, or SCYA, is publicly traded on the Over the Counter Electronic Bulletin Board (OTC:BB),. The Company and all of its subsidiaries are well positioned to become a dominant force in both the booming industries of asset liquidation and e-commerce technology. The Company is completing the funding of a private placement for $5 million and will apply for listing on the NASDAQ upon its completion.

A leader in the booming asset liquidation industry, Security Asset Capital Corporation recognized the need for technological advancement in the industry and seized the opportunity to oversee its development. The Company plans to become the debt buying industry's technological leader with its launch of The Debt Registry, a financial sector registration system that will initially serve the credit card, consumer loan, and medical debt marketplaces. The Debt Registry is currently in discussions with Bank of America, G.E. Capital, Citibank, Chase, and Bank One to participate in the new process as well as approval of the four major rating agencies. The Debt Registry is projected to be operational with cash flow within the next six months and has projections estimating a profit within its first year of operations of approximately $19 million. The Debt Registry is the defining element in the corporate mission,: to be the technological leader in the financial services industry.

The company's management team has over 60 years of hands-on industry experience and enjoys the reputation necessary to attract additional staff from a talent pool of industry professionals nationwide. SCYA expects to become one of a handful of companies with a fully developed infrastructure necessary to achieve and maintain national reach in both technology and financial services.

Founded on September 22, 1993, the Company stands by its original objective to build through acquisition and development a team of vertically integrated companies structured to achieve maximum economic advantage within the asset liquidation industry. The industry is ranked among the fastest growing and most lucrative arenas in American business today. Profits are earned in the industry through the purchase of portfolios of non-performing loans or assets, at low prices, and either collected at a high rate of return or sold at the wholesale or retail level for immediate profits. Overall, current inventories available at financial institutions are estimated at over $90 billion. Via acquisitions, Security Asset Capital Corporation has grown over the past several years to become a fully reporting entity and has acquired:

Security Asset Properties, a property company with $4.6 million of performing rental real estate.

The DebtTtrader.com, the premiere Internet portal for buying and selling assets in the lucrative debt buying industry.

Broadband Technologies, Inc., a proprietary e-commerce technology with five patents and patents pending that pertain to the offering of full screen, video-on-demand and multimedia storage and delivery.

The Debt Registry(TM), wherein the Company will provide a structured approach to documenting ownership of assets in the unsecured debt market, similar to CUSIP numbers for publicly held stocks. This product has received excellent reception among leading industry professionals as well as the approval of the country's four top rating agencies.

The Debt Registry(TM)

Throughout 1999 and the first half of 2000, Security Asset Capital Corporation, a leader in the debt buying industry, expanded its focus to develop The Debt Registry. The following is an overview of The Debt Registry process and system, its products and revenue streams, and its benefits to the industry.

The Debt Registry is an asset ownership registration and tracking system for the asset liquidation and purchasing industry. The closest counterpart to this system is the process of UCC filings for assets held for collateral by lending institutions. The asset liquidation and purchasing industry is the largest industry in which assets are bought and sold without the benefits of asset titles or filed ownership documents. As a result, a number of problems and issues exist, or have the potential to exist, in the industry. These include lack of verifiable ownership of assets within the industry; difficulty of verifying age, experience, and other important details of a particular account; potential fraud from key data changes and multiple sales; difficulty in reporting correct information to the credit bureaus; difficulty in obtaining documentation from originators on a timely basis; and inability or difficulty in locating sold accounts by debtors.

The debt buying industry will continue to grow rapidly as more financial institutions are faced with dramatic increases in consumer debt. The industry is the largest industry in which assets are bought and sold without the benefits of asset titles or filed ownership documents. As a result, a number of problems and issues exist which create potential liabilities for all of the companies in the industry, including the originators of debt, the companies buying and collecting the debt, and the credit bureaus reporting the status of the account. The implementation of The Debt Registry will provide the industry with much needed structure that should allow the industry to continue to expand in the future without inviting government regulation.

ACCOUNT REGISTRATION
--------------------

As banks and other originators charge off non-performing debts, they are either placed for collection with contingency collection firms, or sold in portfolios to the secondary market. At present, no third party tracks accounts or maintains ownership records. The results of no supervision are potential fraud, lack of verifiable ownership following sales, and difficulties in verifying age, experience, and details of an account.

Under The Debt Registry process, each time an account changes ownership, a record of that sale is forwarded to the Registry. Included in the record are identification data for the accounts, as well as experience information (agency placement, etc.). The buyer of the accounts pays the registration fee, and receives a registration document relating to the accounts. Each account is assigned a registration number that is updated and tracked as ownership changes through the life of the account. Once the debt is sold the second time (from the second to the third owners), the accounts are re-registered to document both the new ownership and the new collection experience. Addresses and payment information are updated at this time. At each successive sale, the account is re-registered with The Debt Registry.

At the sale of the accounts, the new buyer can verify the registration by contacting The Debt Registry and checking a sampling of the accounts. If the new buyer chooses, he can submit the full listing of accounts for verification. As in all sales, the buyer pays for the registration and verification processes. It is anticipated that the price of registration will not be a hindrance to any transaction, since registration costs will be less than 1.0% of the purchase price.

The ability to track the ownership of a particular account is also a benefit to the debtor. Debtors often cannot locate the current owner of their old debt, due to a lack of information from the originator regarding successive sales. Instead of calling each "link" in the chain of title, a debtor will need only visit www.FindMyDebts.com for up to the minute account status information.

ACCOUNT DOCUMENTATION
---------------------

Account statements and signed applications are the backbone of legal collection efforts. Every collector understands the frustration of spending hours "working" an account for which no documentation can ultimately be obtained. The Debt Registry's proposed Documentation Clearinghouse will virtually eliminate these types of problems.

The Registry's Clearinghouse will initially act as the hub for document requests to various banks and credit grantors, which are overwhelmed by current industry demands. All incoming requests for applications or statements will be send directly to the clearinghouse and credit grantors would need only respond to one entity for documentation requests.

In its second phase of development, the Clearinghouse would develop a means of maintaining all documentation for all sold debt in an electronic format, which will significantly speed up the forwarding process.

SOURCES OF REVENUE
------------------

DOCUMENTATION REQUESTS
Charged-off credit card accounts are currently sold with little or no documentation. Collectors who need account documents typically order them on an account-by-account basis at roughly $5.00 to $7.00 per document. Banks and other credit grantors price this service to recover their costs.

REGISTRY MEMBERSHIPS
All regular users of The Debt Registry would be offered membership at an annual fee. Their membership will entitle them to a monthly newsletter, access to verification services, and to account location services. For many of the secondary and later owners, this service will generate significant additional revenues, while allowing more debtors to settle accounts. The account owner will pay a locating fee to The Debt Registry.

ACCOUNT REGISTRATION FEES
Account registration will generate significant revenue for The Debt Registry. Although charged-off debt accounts are sold in large portfolios, each individual account will be registered, and the fees would be based on per account pricing. However, the cost of registration will not be a significant part of the purchase price, and will therefore not be a deterrent to the sale transaction. In secondary and successive sales, the cost of registration will likely be a negotiating point in the sale, similar to closing cost in a home purchase.

WWW.FINDMYDEBTS.COM
Located online at www.FindMyDebts.com, this service will to allow consumers to easily locate debts that have been sold by the original credit grantor to other parties. This page facilitates the payment of debt and helps the debtor to regain their good credit. Debtors enter their correct personal information and the account numbers of the accounts that they want to resolve. The possibility of fraud is virtually eliminated, as consumers can now ensure that they are paying the correct party. The system is designed for consumers who intend to both LOCATE and SETTLE old accounts, and debtors are forewarned that their contact information will be shared with the account owners. The FindMyDebts service is provided at no extra cost to consumers, as debt owners will pay all fees. In the long run, this will constitute the greatest source of revenue for The Debt Registry.

The mission of Security Asset Capital Corporation's wholly owned subsidiary, Broadband Technologies, Inc. is to be the technological leader in the financial services industry and in the electronic registration of debt, loans and other assets. Through an alliance with Internet strategists Center 7, Inc. of Salt Lake City, the Company has developed an integrated hardware and software system for The Debt Registry, a new financial sector registration system that will provide the financial, lending and asset liquidation industries with much needed structure and technological expansion. The Debt Registry is currently in discussions with Bank of America, G.E. Capital, Citibank, Chase and Bank One to require mandatory registration of all charged off loan portfolios.

One of the Company's other wholly owned subsidiaries; Broadband Technologies, Inc. remains dedicated to bringing full screen, on-demand video to the consumer via the Internet. Just as companies rely on express mail services to rapidly deliver packages, companies will rely on a service provider to store and deliver video content. Some industries that will benefit from the ability to cast video content directly to its consumers include pay TV, video rental, high-end product sales, corporate advertising, infomercials, travel and real estate, auction centers, and corporate training.

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

It is anticipated that the bulk of the video on demand revenue will come from storage and delivery fees, as these will be our primary services. Companies wishing to deliver "infomercials" or training videos, as well as those that store product content in video format constitute our prospective industrial market. We foresee industries such as real estate, education, travel and tourism all depending upon technology and services, like those that Broadband Technologies, Inc. intends to provide, for their success.

The Company's short-term objectives are to implement The Debt Registry into a bottom line cash-producing vehicle, while at the same time improving the existing proprietary technologies through investment in qualified technical personnel. The Company's status as a stable, income-generating company gives it the unique advantage of enjoying profit while researching and developing opportunities in the video-on-demand niche markets.

RESULTS OF OPERATIONS FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

REVENUE

Revenue for the nine months ended June 30, 2000 increased from $1,249,745 to $1,703,933 or an increase of $454,188 over the nine months ended September 30, 1999. The increase is primarily attributable to added revenues from Portfolio Revenue and Rental Revenue.

LOSS FROM OPERATION

Loss from Operations is calculated by subtracting operating expenses from net revenue. Net Loss from Operation for the nine months ended September 30, 2000 increased to $999,280 as compared to $280,331 for the nine months ended September 30, 1999. This increased loss was primarily attributable to increased financing costs and expense related to development of the Debt Registry and fund raising efforts and addition of the rental real estate expenses.

OPERATING EXPENSES

Operating expenses include administrative and management benefits and salaries, advertising and promotion, office and general, interest, professional fees and occupancy costs. Operating expenses for the nine months ended September 30, 2000 increased by $930,345 to $1,436,091, as compared to $505,746 for the nine months ended September 30, 1999. This increase was primarily attributable to increase in Portfolio activities and related increase in costs and staff and increase in expenses related to marketing and the Debt Registry.

NET LOSS

Net loss for the nine months ended September 30, 2000 increased by $1,706,986 from a net loss of $804/299 for the nine months ended September 30, 1999 to a net loss of $2,511,285 for the nine months ended September 30, 2000. This increase is primarily attributable to the increase in financial costs and expenses related to development of the Debt Registry and fund raising efforts. The loss includes an expense for stock issued for services of $237,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash and cash flow from operations are its short-term and long-term debt and increased gross revenues. At September 30, 2000, the Company had cash and cash equivalents of $35,829.

The Company plans to continue funding operations through revenue earned from its asset portfolio purchase and sale operations, development of the Debt Registry and additional debt and equity capital raises.

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

                                        SECURITY ASSET CAPITAL CORPORATION,
                                        a Nevada corporation


Date: November 20, 2000                 /S/  DAVID R. WALTON
                                        ----------------------------------------
                                        David R. Walton, Chief Executive Officer