Form 10KSB
period 2000-12-31
SECURITY ASSET CAPITAL CORP/NV
filed 2001-04-17
CIK 1103776

--------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 2000
Commission File Number:


                       SECURITY ASSET CAPITAL CORPORATION
                 (Name of small business issuer in its charter)


                  000-20039                     95-4729666
          (Commission File Number) (I.R.S. Employer Identification No.)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)


          701 B STREET, SUITE 1775, SAN DIEGO, CALIFORNIA      92101
         (Address of principal executive offices)            (Zip Code)

      Issuer's telephone number, including area code: Voice 619-232-9950,
                                Fax 619-232-9954

                           UNIVERSAL VIEW CORPORATION

                         270 N. Cannon Drive, Suite 203
                         Beverly Hills, California 90210

          (Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common Stock, $0.001 par value                 NASDAQ OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
(X) No ()

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for the issuer's most recent fiscal year: $1,952,256

On December 31, 2000 the aggregate market value of the Common equity held by non-affiliates (based upon the average of bid and asked price as of December 31, 2000) was $ 6,988,085

As of December 31, 2000 the Issuer has 15,573,510 Outstanding Shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


Part I

Item 1. Business

THE COMPANY. The Company was founded on September 22, 1993 to build, through acquisition and development, a team of vertically integrated companies structured to achieve maximum economic advantage within the asset liquidation industry. The asset liquidation industry is one of the fastest growing and most lucrative arenas in American business today. Profits are earned in the industry through the purchase of portfolios of both performing and non-performing loans or assets, at low prices, and either collected at a high rate of return or sold at the wholesale or retail level for immediate profits. Overall, management estimates that current inventories available from financial institutions are approximately above Six Trillion Dollars on their principal, face amount.

The Company has established itself over the past seven years within the financial community as a reputable portfolio purchaser. Management has created direct relationships with most of the large and medium size financial institutions. The Company communicates with over approximately 400 different institutional sellers of credit card loan portfolios on a monthly basis.

However, the main direction and purpose of the Company is now concentrating its efforts on launching the Debt Registry.

ACQUISITION OR DISPOSITION OF ASSETS. Pursuant to the Acquisition Agreement the Company acquired one hundred percent (100%) of the issued and outstanding shares of voting securities (Common Stock) of Universal View Corporation ("Universal") from Danilo Cacciamatta, Gary Bryant and Suzanne Kerr Bryant, together representing all of the shareholders of issued and outstanding Common Stock of Universal, for $125,000 and an aggregate of 400,000 shares of Common Stock of the Company. In evaluating the Acquisition, Universal used criteria such as the value of the Company's debt portfolio assets, business relationships, goodwill, the Company's ability to compete in the e-commerce and technology, full motion direct on-line video industries, the asset acquisition and liquidation marketplace, the real estate industry, the unique nature of the Company's structure, the Company's current and anticipated business operations, and the Company's business name and reputation in the debt buying industry. No material relationship exists between the selling shareholders of Universal or any of its affiliates, any director or officer, or any associate of any such director or officer of Universal and the Company. The consideration exchanged pursuant to the Acquisition Agreement was negotiated between Universal and the Company at arm's-length. The consideration paid derived from the Company's cash on hand and unissued common stock.

SUBSIDIARIES

THE DEBT REGISTRY

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

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


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

The Registry's Clearinghouse will initially act as the hub for document requests to various banks and credit grantors, which are overwhelmed by current industry demands. All incoming requests for applications or statements will be sent directly to the clearinghouse and credit grantors would need only respond to one entity for documentation requests.

In its second phase of development, the Clearinghouse would develop a means of maintaining all documentation for all sold debt in an electronic format, which will significantly speed up the forwarding process.

                               SOURCES OF REVENUE
                               ------------------

     O        DOCUMENTATION REQUESTS
Charged-off credit card accounts are currently sold with little or no documentation. Collectors who need account documents typically order them on an account-by-account basis at roughly $5.00 to $7.00 per document. Banks and other credit grantors price this service to recover their costs.

     O        REGISTRY MEMBERSHIPS
All regular users of The Debt Registry would be offered membership at an annual fee. Their membership will entitle them to a monthly newsletter, access to verification services, and to account location services. For many of the

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


secondary and later owners, this service will generate significant additional revenues, while allowing more debtors to settle accounts. The account owner will pay a locating fee to The Debt Registry.

     O        ACCOUNT REGISTRATION FEES
Account registration will generate significant revenue for The Debt Registry. Although charged-off debt accounts are sold in large portfolios, each individual account will be registered, and the fees would be based on per account pricing. However, the cost of registration will not be a significant part of the purchase price, and will therefore not be a deterrent to the sale transaction. In secondary and successive sales, the cost of registration will likely be a negotiating point in the sale, similar to closing cost in a home purchase.

     O        WWW.FINDMYDEBTS.COM
Located online at www.FindMyDebts.com, this service will to allow consumers to easily locate debts that have been sold by the original credit grantor to other parties. This page facilitates the payment of debt and helps the debtor to regain their good credit. Debtors enter their correct personal information and the account numbers of the accounts that they want to resolve. The possibility of fraud is virtually eliminated, as consumers can now ensure that they are paying the correct party. The system is designed for consumers who intend to both locate and settle old accounts, and debtors are forewarned that their contact information will be shared with the account owners. The FindMyDebts.com service is provided at no extra cost to consumers, as debt owners will pay all fees. In the long run, this will constitute the greatest source of revenue for The Debt Registry.

BROADBAND TECHNOLOGIES, INC.

Broadband Technologies Inc. is another wholly-owned subsidiary of the Company dedicated to bringing full-screen, on-demand video to consumers via the internet. Just as companies rely on express mail services to rapidly deliver packages, business will soon rely on service providers to store and deliver video content. Some industries that will benefit from the ability to cast video content directly to consumers include:

    -   Movie and Pay Television
    -   Video Rental
    -   High-End Product Sales
    -   Corporate Advertising
    -   Infomercials
    -   Travel and Real Estate
    -   Auction Centers
    -   Corporate Training

The mission of Broadband Technologies, Inc. is to be an industry leader of multimedia storage and delivery. The ultimate goals of Broadband Technologies, Inc. are to service existing industries that would benefit from casting video to their clients, to bring video on demand to the home through an alliance with an established service provider, and to become the industry leader in multimedia storage and delivery.

Broadband has thoroughly examined four industry roadblocks that currently impede the delivery of full-motion, on-demand video to the consumer. They are:

        1. THE HIGH COST OF POWER. In recent years, the power and speed of home computing has increased exponentially, while the cost of personal computers has dropped dramatically. Today's personal computer is capable of showing full-length motion pictures on DVD, and as more consumers acquire this exciting technology Broadband Technology Inc.'s opportunities to bring video content to the masses grows even more. Broadband Technologies, Inc.'s ultimate objective is to deliver stored video content effectively to a consumer base via standard personal computer platforms without the need for additional hardware.

        2. BANDWIDTH. Delivering dense content video over the Internet has long been a problem. However, the introduction of cable and DSL computer linkups to

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


the marketplace has lessened the problem associated with bandwidth. Cable and other telecommunications companies continue to expand their services and drop their rates for both homes and businesses. During the next years, this expansion of Internet speed and bandwidth will continue to provide the broadband highways required to deliver content-rich information. Broadband Technologies, Inc. desires to be at the forefront of exploiting these technology advances as they continue to increase their presence in homes and businesses.

        3. SERVER TECHNOLOGY. Video requires delivery that can match the necessary frame rates that display movies seamlessly. The dense content, high frame rates and increased client demand, create a challenge for the operation of the current Internet server technology, which continues to gain power rapidly. Broadband Technology Inc.'s scaled architectural approach could exploit the power of these servers and allows us to grow as demand grows.

        4. STORAGE. A major problem surrounding on-demand video delivery is storage. As the quality of video increases almost on a daily basis, the required storage requirements grow with it. We view solving this problem as a unique challenge and a significant business opportunity. We believe Broadband Technologies, Inc.'s patent-pending approach to storing media in multiple locations, while at the same time addressing it from a central site, is the cornerstone of effective warehousing of dense video content.

The challenge of bringing on-demand video to the consumer hinges mainly on the storage of dense video content. Broadband Technology Inc.'s data warehousing methods, combined with currently available technology, could allow us to scale infinitely for the inventory demands of the future. Broadband Technologies, Inc. has filed five patent applications, all of which have been granted a patent pending status. These applications cover the key proprietary features of the video delivery system. The following is a summary of these five patent applications:

        1. DISTRIBUTION NETWORK. This patent utilizes a very complex and specific "Intranet" network configuration. It allows for complete redundancy of the information contained within the network and contemplates "fail-proof" communications.

        2. HARDWARE AND SOFTWARE CONFIGURATIONS. The configuration of hardware and software that the system employs in its viewing centers is both specific and very unique. This combination of software provided allows for the proper functionality of all hardware components.

        3. DUAL MPEG STREAMING. This patent pertains to the heart of the system. It protects the actual process of delivering MPEG video streams. In addition, it may implement the only method known to date for allowing a single processor to stream two different MPEG files simultaneously.

        4. GRAPHICAL USER INTERFACE. Under this patent, the "look and feel" of the system is protected. The graphical user interface ("GUI") is created by a unique combination of display device drivers, file types and formats, that creates an environment extremely intricate in delivery, yet very intuitive and user friendly.

        5. DESIGN. This patent protects design and engineering of the "viewing center."

We anticipate that the bulk of revenue will come from storage and delivery fees, as these will be our primary services. Companies wishing to deliver "infomercials" or training videos, as well as those that store product content in video format, constitute our prospective industrial market. We foresee industries such as real estate, education, travel and tourism all depending upon technology and services, like those that Broadband Technologies, Inc. intends to provide, for their success.

Consumers who want to watch movies on-demand and pay "per-view" fees comprise the private market. We operate under the assumption that the movie-watching consumer does not want to browse the Internet on their television, nor does the average person want to watch full-length feature films on their PC. We believe that consumers would, however, purchase or subscribe to an Internet service via their television if they could watch movies on demand.

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


Broadband Technologies, Inc.'s short term objectives are to improve its existing technologies through investment in qualified technical personnel. Hiring of highly trained research and development staff to implement the capabilities of the video delivery technology is imperative to our success.

THEDEBTTRADER.COM

theDebttrader.com is a wholly-owned Nevada company formed January 21, 2000 that trades charged-off debt portfolios and notes over the Internet. Previously known to the asset liquidation industry as The Note and Paper Trader.com, this innovative web site is an industry-recognized forum for information and debt portfolio exchange. Over $40 million of debt was sold through this site in 1999, its first year of operation. TheDebtTrader.Com made history in February 2000 by hosting the debt trading industry's first online chat session. Revenues are earned from service fees arising out of the online sale of portfolios and notes.

TheDebtTrader.com is a free-market exchange for debt buyers and sellers. By incorporating much of Broadband Technologies, Inc.'s expertise, the Company is situated to play an integral role within the soon-to-be formed "Debt Registry," an accreditation service presently in formation for the listing of debt portfolios to be sold by many of the nation's largest financial institutions. This enterprise is being structured to be sold in 2001.

SECURITY ASSET PROPERTIES, INC.

Security Asset Properties Inc. is a wholly-owned Nevada subsidiary corporation. This company was previously known as the "Four D Corporation." Founded in 1993, Security Asset Properties, Inc. purchases cash-flowing single and multi-family residential rental properties in San Diego and currently owns and manages 14 such properties. Revenues are earned from income-producing rental properties and equity upon sale of the properties. Security Asset Properties, Inc. has an experienced management team and creates an ongoing profit center for the Company. The Company plans to expand its capital base through selling this company. This company was sold in March 2001.

SECURITY ASSET MANAGEMENT, INC.

Security Asset Management Inc. is a wholly-owned California subsidiary of the Company. This company was founded in 1993 to manage debt receivable portfolios, to buy and sell these portfolios at the wholesale and retail level, and to joint venture portfolio acquisitions with accredited investors. Its revenues come from management and service fees arising out of these activities.

This company attempts to target portfolios for acquisition, acquire them at the best possible price, and aid in the collection of receivables. The company and its joint venture partners fund all purchases. Security Asset Management, Inc. then restructures the assets into performing portfolios and resells them at a substantial profit at a wholesale or retail level.

Management believes that the Company is one of the pioneers of the debt collection industry. It has developed strong relationships with key financial institutions from which it is a frequent buyer. The Company enjoys a preferred buyer status among many selling financial institutions. These relationships offer the Company the regular opportunity to be invited to bid on the best portfolios.

As today's society becomes more and more dependent on technology to do business, the Company intends to pursue the incorporation of the latest technologies into its methods of operation. Management believes that only companies who anticipate new market realities will be positioned at the forefront of emerging Internet industries. Over the last century, civilization has witnessed rapid distribution and acceptance of communications technologies such as telephones, fax machines, and constantly evolving computer technology. The impact of these developments has led to dramatic changes in the way the information is exchanged. These changes have two things in common: each successive technology comes faster than its predecessor; and, each new breakthrough comes out of developments that preceded it. Technology advances, combined with population growth, have led to massive market expansion in all forms of broadcast media. The personal computer

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


is rapidly becoming the vehicle of choice for delivery of all forms of media. Through the acquisition of TheDebtTrader.Com, the Company has ensured a presence on the World Wide Web and expanded it marketing and sales efforts to an international level. The acquisition of Broadband Technologies, Inc. represents a quantum leap by the Company into the cutting edge of communications through the Internet.

COMPETITION. The competition for purchasing receivable debt portfolios is high and is expected to intensify. The Company experiences competition in acquiring receivable debt portfolios, including from purchasers with substantially greater resources than the Company. The Company competes with a wide range of third-party collection companies and other financial services companies, which may have substantially greater personnel and financial resources than the Company. In addition, certain of its competitors may have signed "forward flow" contracts pursuant to which certain financial institutions have agreed to transfer receivable debt in the future, which could restrict those financing institutions from selling portfolios to the Company. The Company seeks to compete with these companies on the basis of its superior relationships with key personnel in the industry and its reputation for quality and trust. Moody's reports that the charge off rate in January 2000 (i.e., the amount of bad loans written off as uncollectible, as an annualized percentage of total loans) was
5.60 percent, a drop from 6.00 percent in January 1999. This represents the 23rd consecutive month of improvement, compared with the year-earlier periods. The Company believes that an improved payment record translates into a greater ability for the consumer to pay off debts. As the consumer's ability to pay improves, the Company expects the return on receivable debt to improve. Therefore, the return on portfolios is anticipated to improve, which would make the competition for purchasing portfolios even greater. Our competitors include companies such as Asset Funding, Charge-Off Clearinghouse, First Teleservices and ADA Business Credit Corp who were the top four purchasers of charged-off debt portfolios for resale.

TRADEMARK AND COPYRIGHT ISSUES

The Company has several patents and patents pending owned by the Broadband Technologies company and one patent in the Debt Registry company. The Broadband Technology patents are set to be expanded into the direct full motion video arena and the Debt Registry patent pending protects the uniqueness of the registration of the debt accounts.

GOVERNMENTAL REGULATION

The Company is not currently subject to direct federal, state, or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted in the United States with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has indicated that it may propose legislation on this issue to Congress in the near future and has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. The Company does not provide customer information to third parties and, therefore, does not anticipate any current or proposed legislation relating to online privacy to directly affect its activities to a material extent.

The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


marketplace. That uncertainty could reduce demand for the Company's services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.


RISK FACTORS

LIMITED OPERATING HISTORY: Although the Company was founded in 1993, its subsidiary, Broadband Technologies, Inc., is newly-organized, in its initial stages of development, and lacks a substantial prior operating history. Broadband Technologies, Inc.'s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as the delivery of video over the Internet. Such risks include, but are not limited to, an evolving and unproven business model and the management of growth. To address these risks, the Company must, among other things, maintain and significantly increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. There is no assurance that the Company's business strategy will be successful, or that additional capital will not be required to continue business operations.

As of April 12, 2001, the Company had limited working capital. The Company has limited material tangible assets. To date, Broadband Technologies, Inc. has not created any revenues and, as a result of the signification expenditures that the Company plans to make in sales and marketing, research and development and general and administrative activities over the near term, the Company expects that Broadband Technologies, Inc. will continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company or Broadband Technologies, Inc. will ever achieve or be able to sustain profitability.

DEPENDENCE ON KEY MANAGEMENT. The Company is highly dependent on the services of David R. Walton, Chief Executive Officer, Darrell Musick, President, and the Daniel J. Hill, Chairman of the Board Of Directors of Broadband Technologies, Inc. The loss of their services could have a materially adverse impact on the Company. The Company does not currently maintain any key-man life insurance policy with respect to any of these key management personnel.

POSSIBLE DIFFICULTY IN RAISING ADDITIONAL EQUITY CAPITAL. There is no assurance that the Company will be able to raise equity capital in an amount which is sufficient to continue operations. In the event the Company requires financing, the Company will seek such financing through bank borrowing, debt or equity financing, corporate partnerships or otherwise. There can be no assurance that such financing will be available to the Company on acceptable terms, if at all. The Company does not presently have a credit line available with any lending institution. Any additional equity financing may involve the sale of additional shares of the Company's Common Stock or Preferred Stock on terms that have not yet been established.

RISKS OF RAPID GROWTH. The Company anticipates a period of rapid growth, which may place strains upon the Company's management and operational resources. The Company's ability to manage growth effectively will require the Company to integrate successfully its business and administrative operations into one dynamic management structure.

POSSIBLE ISSUANCE OF ADDITIONAL SHARES. The Company has authorized 25,000,000 shares of Common Stock. The Company presently has outstanding 15,573,510 shares of Common Stock, the only class of stock of the Company for which shares have been previously issued. As of the Effective Date, the Company will have authorized, but un-issued, 9,426,490 shares of Common Stock which are available for future issuance. The Company may issue shares of Common Stock beyond those already issued for cash, services, or as further employee incentives. To the extent that additional shares of Common Stock or Preferred Stock are issued, the percentage of the Company's issued and outstanding shares of stock shall be increased and the issuance may cause dilution in the book value per share.

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


DIVIDENDS NOT LIKELY. No dividends on the Company's Common Stock have been declared or paid by the Company to date. The Company does not presently intend to pay dividends on shares for the foreseeable future, but intends to retain all earnings, if any, for use in the Company's business. There can be no assurance that dividends will ever be paid on the Common Stock of the Company.

RECEIVABLES MAY NOT BE COLLECTIBLE. The Company purchases, collects and manages previously defaulted consumer receivables generated by consumer credit card and other consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. We purchase the receivables from credit grantors, including banks, finance companies, and other service providers. Substantially all of the receivables consist of account balances that the credit grantor has deemed uncollectable and has charged off from its balance sheet. Before we purchase the receivables, the credit grantors generally make numerous attempts to collect on the defaulted accounts. Credit grantors typically use their in-house collection departments, as well as third-party collection agencies to attempt to collect on the overdue payments. We purchase the receivables at a significant discount to the amount the customer owes. We believe we can successfully obtain recoveries on the receivables in amounts in excess of the amount we pay for the receivables. Despite this belief, actual recoveries on the receivables may vary as the result of a variety of factors within and beyond our control and may be less than the amount we expect to recover. We cannot assure the timing or amounts to be collected on our receivables.

POSSIBLE SHORTAGE OF RECEIVABLES FOR PURCHASE. The Company's success depends on the continued availability of receivables that meet our requirements. The availability of portfolios of receivables for purchase at favorable prices depends on a number of factors outside of our control, including the continuation of the current growth trend in consumer debt and competitive factors affecting potential purchasers and sellers of portfolios of receivables. Any slowing of the consumer debt growth trend could result in less credit being extended by credit grantors. Consequently, fewer receivables could be available at prices that we find attractive. If new competitors enter our business, our access to additional receivables may become limited. In addition, if our competitors raise the prices they are willing to pay for portfolios of receivables above those we wish to pay, we may be unable to buy receivables at prices consistent with our historic return targets.

RISKS ASSOCIATED WITH NEW PRODUCTS AND NEW MARKETS. The market for Internet video services is characterized by rapid technological changes, changing customer requirements, frequent service and product enhancements and introductions, and emerging industry standards. The introduction of services or products embodying new technologies and the emergence of new industry standards can render existing services or products obsolete and unmarketable. The Company's and Broadband Technologies, Inc.'s future success will depend, in part, on its ability to develop and use new technologies, respond to technological advances, enhance its existing services and products and, develop new services and products on a timely and cost-effective basis. There can be no assurance that the Company will be successful in effectively developing or using new technologies, responding to technological advances or developing, introducing or marketing service and product enhancements or new services and products. In addition, the Company may enter into new markets in connection with enhancing its existing services and products and developing new services and products. There can be no assurance that the Company will be successful in pursuing new opportunities or will compete successfully in any new markets. There can be no assurance that a market for Internet video delivery services will develop or that any such market, if developed, will offer significant revenue opportunities for specialized video delivery service providers such as the Company. The Company's customers have only limited experience, if any, with Internet video as a marketing, advertisement and entertainment medium, and

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


neither its customers nor their advertising agencies have devoted a significant portion of their budgets to using Internet video. In order for the Company to generate revenues, Web site owners, advertisers and entertainment companies must direct a portion of their budgets to Internet-based content delivery, marketing and advertising that incorporate video. If not, the Company's business, prospects, financial condition and results of operations from Broadband Technologies, Inc. would be materially adversely affected.

SUBSTANTIAL COMPETITION. A number of the Company's competitors have significantly greater financial, technical, administrative, manufacturing, marketing and other resources than the Company. Some of the our competitors also offer a wider range of services and products than us and have greater name recognition and more extensive customer bases than we do. These competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements than we can and may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we can. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share.

The general financial success of companies within the debt collection and Internet industries over the past several years has strengthened existing competitors. We believe that such success will continue to attract new competitors to these industries, such as software development companies, insurance companies, providers of online financial and information services and others. While it is not possible to predict the type and extent of competitive services that other firms ultimately may offer or whether regulatory or legislative barriers will be repealed or modified, firms such as the Company may be adversely affected by such competition.

The bases of competition in markets for video delivery include transmission speed, reliability of service, ease of access price/performance, ease-of-use, content quality, quality of presentation, timeliness of content, customer support, brand recognition, number of end-users directed to client Web sites, data reporting and operating experience. Broadband Technologies, Inc. must overcome significant barriers to entry into the video delivery market as a result of its limited operation history and relatively untested operating system on the market. Many of the Broadband Technologies, Inc.'s competitors have substantially greater financial, technical, managerial and marketing resources, longer operating histories, greater name recognition more established relationships with customers and content providers. Such competitors may be able to devote more resources to developing Internet services or online content than Broadband Technologies, Inc. Our ability to achieve and maintain a leadership position in the Internet video delivery market will depend, among other things, on the Broadband Technologies, Inc.'s ability to provide high-speed, high-quality video over the Internet, which cannot be assured. There can be no assurance that the Company or Broadband Technologies, Inc. will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company or Broadband Technologies, Inc. will not have a material adverse effect on the Company's or Broadband Technologies, Inc.'s business, financial condition and operating results.

DEPENDENCE ON COMPUTER SYSTEMS. The Company and Broadband Technologies, Inc. operate through a variety of electronic mediums, including the Internet, automated touch-tone telephones, and personal computers. These methods are heavily dependent on the integrity of the electronic systems supporting them. Extraordinary user volumes could cause the Company's computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of the Company's computer systems or any other systems (e.g. online service providers, record keeping and data processing functions performed by third parties and third-party software, such as Internet browsers) could cause customers to suffer delays in receiving services. Such delays could cause substantial losses for customers and could subject the Company or Broadband Technologies, Inc. to claims from customers for losses, including litigation claiming fraud or negligence. There can be no assurance that the Company's or

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


Broadband Technologies, Inc's network structure will operate appropriately in the event of a computer systems failure or that, in the event of a tornado, fire or any other natural disaster, power or telecommunications failure, act of god or war, the Company or Broadband Technologies, Inc. will be able to prevent an extended computer systems failure. Any computer systems' failure that causes interruptions in the Company's or Broadband Technologies, Inc.'s operations could have a material adverse effect on the Company's or Broadband Technologies, Inc.'s business, financial condition and operating results.

DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET. Critical issues regarding the stability of the Internet's infrastructure remain unresolved. The rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multimedia content over the Web has placed increasing strains on the Internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Internet and could reduce the usage of the Internet by businesses and individuals. Any failure of the Internet to support the ever-increasing number of users due to inadequate infrastructure, or otherwise, could materially and adversely affect the acceptance of the Company's products and services which would, in turn, materially and adversely affect the Company's business, prospects, financial condition and results of operations.

RISKS ASSOCIATED WITH STRATEGIC ACQUISITIONS AND RELATIONSHIPS. The Company has pursued and may in the future pursue strategic acquisitions of complimentary businesses and technologies. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention to other business concerns, amortization of acquired intangible assets, and potential loss of key employees of acquired companies. To date, the Company has experienced favorable results in connection with its strategic acquisitions. Nevertheless, there can be no assurance that the Company will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future or that any acquisition will enhance the Company's business, financial condition or operating results. The Company also has established a number of strategic relationships with debt collectors. The Company's strategic relationships have been entered into only recently and there can be no assurance that any such relationships will be maintained, and that if such relationships are maintained, they will be successful.

DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; LACK OF REGISTRATION THEREOF. The Company's and Broadband Technologies, Inc.'s success and ability to compete are dependent to a significant degree on its proprietary technology. The Company and Broadband Technologies, Inc. regard their technology as proprietary and attempt to protect it with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. The Company and Broadband Technologies, Inc. rely primarily on state and federal copyright, trade secret and trademark common law to protect their proprietary technology. The Company and Broadband Technologies, Inc. have several unregistered trademarks and various unregistered copyrights. Broadband Technologies, Inc. has patents pending with respect to its technology. There can be no assurance that any patent will issue from these applications or that, if issued, any claims allowed will be sufficiently broad to protect the technology.

In addition, there can be no assurance that any patent will not be challenged, invalidated or circumvented, or that any rights granted there under would provide proprietary protection. It is the Company's and Broadband Technologies, Inc.'s policy to enter into confidentiality and non-competition agreements with their associates and generally to control access to and distribution of its proprietary technology. Notwithstanding the precautions taken by the Company and Broadband Technologies, Inc. to protect their intellectual property rights, it is possible that third parties may copy or otherwise obtain and use the Company's and Broadband Technologies, Inc.'s proprietary technology without authorization or otherwise infringe on the Company's and Broadband Technologies, Inc.'s proprietary rights. It is also possible that third parties may independently develop technologies similar to those of the Company or Broadband Technologies, Inc. Policing unauthorized use of the Company's or Broadband

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


Technologies, Inc.'s intellectual property rights may be difficult, particularly because it is difficult to control the ultimate destination or security of information transmitted over the Internet. The Company and Broadband Technologies, Inc. believe that due to the rapid pace of technological innovation for Internet products and services, the Company's and Broadband Technologies, Inc.'s ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel than upon the legal protections afforded its existing technology. In addition, the laws of foreign countries may afford inadequate protection of intellectual property rights.

GOVERNMENT REGULATION. The Company is not a credit card issuer. Even so, certain of its operations may be affected by laws and regulations applicable to credit card issuers. The relationship of a customer and a creditor is extensively regulated by federal and state consumer protection and related laws and regulations. Significant laws include the Fair Debt Collection Practices Act ("FDCPA"), Federal Truth-In-Lending Act, Fair Credit Billing Act, as well as applicable comparable statutes in the states in which customers reside or in which the financing institutions who originated the credit account are located. Failure to comply with applicable federal and state laws and regulations could have a material adverse effect on the Company. Applicable laws and regulations may limit the Company's ability to collect amounts owing with respect to receivables, regardless of any act or omission on the part of the Company. No assurance can be given that any indemnities received from the financial institutions who originated the credit account will be adequate to protect the Company from losses on the receivables or liabilities to customers. Any new laws or rulings that may be adopted, and existing consumer protection laws may adversely affect the Company's ability to collect the receivables. In addition, the failure of the Company and its affiliates to comply with such requirements could adversely affect the Company's ability to enforce the receivables and result in liability.

The Company has carefully structured its corporate operations and business activities in a manner which, to the degree possible, avoids the application of United States or state securities laws. The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, and not with protecting the interests of the Company's stockholders. Persons functioning as broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the barring, suspension or expulsion of a broker-dealer or any of its officers or employees, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

The Company conducts a significant portion of its business through the Internet and other electronic mediums and intends to expand its use of such mediums. To date, the use of the Internet has been relatively free from regulatory restraints. The SEC and certain states, however, are beginning to address the regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations probably will be adopted that constrain the Company's ability to transact business through the Internet or other electronic mediums. Any additional regulation of the Company's use of electronic mediums could render its business or operations more costly, less efficient, or even impossible.

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


ITEM 2. PROPERTIES

The Company's principal corporate offices are located at 701 B Street Suite 1775, San Diego, Ca 92101 and consist of 1,437 square feet. This facility is leased on a long-term lease expiring February 2003.

Security Asset Properties, Inc. purchases cash-flowing single and multi-family residential rental properties in San Diego County and currently owns and manages 14 such properties.

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                  Stock Prices

YEAR 2000                                   HIGH         LOW       CLOSE
---------                                   ----         ---       -----
FIRST QUARTER (1/31/00 -3/31/00)           2.9375        1.5       2.75
SECOND QUARTER (4/1/00 - 6/30/00)           2.25         1.62      2.00
THIRD QUARTER (7/1/00 - 9/30/00)           1.0625        .625     .65625
FOURTH QUARTER (10/31/00 -12/31/00)

YEAR 1999                                   HIGH         LOW       CLOSE
---------                                   ----         ---       -----
FIRST QUARTER (1/31/99 -3/31/99)             .50        .3125       .50
SECOND QUARTER (4/1/99 - 6/30/99)           .4375        .17        .25
THIRD QUARTER (7/1/99 - 9/30/99)           .28125       .1875       .37
FOURTH QUARTER (10/31/99 -12/31/99)          .21         .125       .21


SUCCESSOR ISSUER ELECTION. Pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to Universal View Corporation for reporting purposes under the Securities Exchange Act of 1934 and elects to report under the Act effective April 4, 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR EACH OF THE YEAR ended December 2000 AND 1999.

REVENUE

Revenue for the year ended December 31, 2000 increased by $149,303 to $1,952,256 as compared to $1,802,953 for the year ended December 31, 1999. The increase is primarily attributable to added revenues from Portfolio Revenue.

LOSS FROM OPERATION

Loss from Operations is calculated by subtracting operating expenses from net revenue. Net Loss from Operation for the year ended December 31, 2000 increased to $4,771,,946 as compared to $540,341 for the year ended December 31, 1999. This increased loss was primarily attributable to increased financing costs and expense related to development of the Debt Registry and fund raising efforts.

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


OPERATING EXPENSES

Operating expenses include administrative and management benefits and salaries, advertising and promotion, office and general, interest, professional fees and occupancy costs. Operating expenses for the year ended December 31, 2000 increased by $4,380,908 to $6,724,202, as compared to $2,343,294 for the year ended December 31, 1999. This increase was primarily attributable to increase in Portfolio activities and related increase in costs and staff.

NET LOSS

Net loss for the year ended December 31, 2000 increased by $5,838,055 from a net loss of $1,591,181 for the year ended December 31, 1999 to a net loss of $7,429,236 for the year ended December 31, 2000. This increase is primarily attributable to the increase in financial costs and expenses related to development of the Debt Registry and fund raising efforts. Of the loss $3,527,901 is a non cash valuation of various stock for services transactions and $675,000 write off of previously recorded goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash and cash flow from operations are its short-term and long-term debt and increased gross revenues. At December 31, 2000, the Company had cash and cash equivalents of $3,443. During the year ended December 31, 2000, the Company had cash flow deficit from operations of $26,137.

The Company plans to continue funding operations through revenue earned from its asset portfolio purchase and sale operations, additional debt and equity capital raises.

As of April 12, 2001, the Company had limited working capital. The Company has limited material tangible assets. To date, Broadband Technologies, Inc. has not created any revenues and, as a result of the signification expenditures that the Company plans to make in sales and marketing, research and development and general and administrative activities over the near term, the Company expects that Broadband Technologies, Inc. will continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual basis for the foreseeable future. For these and other reasons, there can be no assurance that the Company or Broadband Technologies, Inc. will ever achieve or be able to sustain profitability.

FORWARD-LOOKING STATEMENTS

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial trends which may affect the Company's future operating results and financial position. The words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date of this Annual Report on Form 10-KSB. It is not possible to foresee or identify all such factors. The Company disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof, which may affect the accuracy of any forward-looking statement.

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


ITEM 7. FINANCIAL STATEMENTS

See F section.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our directors and executive officers.


DAVID R. WALTON, 52, has been the Chairman of the Board and Chief Executive Officer of the Company since 1993. From 1987 until 1993, Mr. Walton was Executive Vice President of El Dorado Asset Management, a financial services firm, and President of Desert Financial Services, Inc., a company that developed over 3,000 condominiums in California. Mr. Walton received his bachelor's degree from United States International University and Juris Doctorate from California Western School of Law.

DARRELL MUSICK, 65, has been the President of the Company since 1993. Since 1997, Mr. Musick has been on the Board of Directors of the Debt Buyers Association, and maintains direct relationships with credit grantors from the credit card, financing, banking and commercial industries. Previously, Mr. Musick was Regional Manager of Fedmart, now known as Costco, where he worked from 1958 through 1964. From 1964 to 1982, he was General Manager of Crocker Capital Corporation, an investment company. Mr. Musick received his bachelor's degree from San Diego State University.

DANIEL J. HILL, 48, has been a Director of the Company since 1998. Mr. Hill has over 20 years management experience in the high technology electronics business. >From 1992 until 1995, Mr. Hill was the Chief Executive Officer of Micro Component Technology, Inc. (MCTI). Since 1995, Mr. Hill has been the Executive Director, Semiconductor Industry at PriceWaterhouseCoopers. From 1980 until 1992, Mr. Hill was Vice President and Division General Manager of National Semiconductor, where he was responsible for over 6,000 employees. Mr. Hill is an industry speaker and publisher in the semi-conductor field. He has served on 20 different boards of directors of technology companies in eight countries.

RICHARD GARTRELL, 53, has been the Chief Financial Officer and a Director of the Company since 1999. Mr. Gartrell was a Senior Tax Accountant at Arthur Andersen & Co from 1974 until 1978. He became a Certified Public Accountant in the State of Colorado in 1975. From 1981 until 1989, Mr. Gartrell was the Corporate Vice President of Operations and Finance of the Bill L. Walters Company, Inc., with responsibilities including financial reporting and management of 110 diverse entities. From 1991 and 1998, Mr. Gartrell was an independent consultant to various companies in the real estate, investment, banking and online business. Mr. Gartrell is a recognized expert in the preparation and implementation of project feasibility plans, marketing, financial controls, loan negotiations and joint venture structuring. Mr. Gartrell has worked extensively as a forensic accountant in civil and family law litigation and has been qualified in the California court system as an expert witness in real estate, finance, and accounting. Mr. Gartrell received his bachelor's degree from Colorado State University.

DAVID S. WALTON, 74, has been the Secretary, Treasurer and a Director of the Company since 1996. Mr. Walton is David R. Walton's father. Mr. David S. Walton has substantial experience in internal controls and auditing. Mr. Walton was President of Transeastern Commodities, Inc., as well as the internal auditor and a consultant for James Copley of the Copley newspaper chain. Additionally, Mr. Walton consulted for the Loomis Armored Car and Courier Services, the James White Oil Company, and the Eleventh Naval Headquarters in San Diego. Mr. Walton is the founder and an owner of the San Diego Athletic Club. Mr. Walton received his bachelor's degree from the University of Southern California.

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


The Directors named above will serve until the next annual meeting of the shareholders of the Company in the year 2001. Directors will be elected for one-year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.

Each Director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the bylaws of the Company. The Board of Directors has established an Audit Committee, consisting of Mr. David
S. Walton, Mr. Gartrell, and Mr. Musick and a Compensation Committee, consisting of Mr. David R. Walton and Mr. Musick. The Audit Committee reviews the Company's independent auditors, the scope and timing of the audit services, and other services they are asked to perform, the Auditor's Report on the Company's financial statements following completion of the audit, and the Company's policies and procedures, with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent auditors for the ensuing year. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and reviews general policy matters relating to compensation and stock issuance and benefits of employees and consultants of the Company.

Effective March 2001, the Board accepted the resignation of Daniel Smith and Daniel Dallenbach from the Board of Directors. Both Mr. Dallenbach and Mr. Smith resigned when Security Asset Properties was sold and their respective time was needed to be spent elsewhere.

No directors have resigned due to a disagreement with the Company since the date of the last annual meeting of shareholders.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all annual and long-term compensation for services in all capacities to the Company for the last fiscal year in respect of each of the individuals who were, as of December 31, 2000, considered executive officers.


                                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                   ANNUAL                               COMPENSATION         SECURITIES
                                C0MPENSATION                          RESTRICTED STOCK       UNDERLYING
NAME AND PRINCIPAL POSITION         YEAR           SALARY & FEES           AWARDS             OPTIONS
David R Walton                      2000              $66,250             $273,593               0
Chief Executive Officer
Darrell Musick                      2000              $62,500                $0                  0
President
Richard Gartrell                    2000              $10,000             $382,500             $7,407
Chief Financial
Officer
David S Walton                      2000              $35,750             $260,312               0
Secretary


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about our directors and executive officers.

--------------------------------------------------------------------------------

SECURITY ASSET CAPITAL CORPORATION - 10KSB - Annual Report  Date Filed:4/17/2001
--------------------------------------------------------------------------------


                          NAME OF           SHARES OF
    TITLE OF CLASS    BENEFICIAL OWNER     COMMON STOCK     PERCENT OF CLASS(h)
    --------------    ------------------   ------------     -------------------

    Common            Cede & Company(a)     3,515,473             22.57%

                      Darrell Musick(b)     1,750,000             11.24%

                      David R. Walton(c)    1,100,000              7.06%
Directors and
Officers as a
Group                                       4,925,000             31.62%

(a) Cede & Company is a holding company for private investors. Cede & Company does not hold any shares of the Company's Common Stock for the benefit of any of the Company's officers or directors.

(b) Mr. Musick and his wife, Marie A. Musick, are the beneficial owners of Tonda Corporation, a Nevada corporation, that owns 1,400,000 shares of the Company's Common Stock. Although Mr. Musick does not beneficially own more than the shares listed, his son, Daniel Warren Musick, owns 883 shares, his mother, Esther G. Musick, owns 333 shares, and his wife, Marie A. Musick, owns 333 additional shares.

(c) Mr. David R. Walton is the beneficial owner of Jade Corporation, a Nevada corporation, that owns 1,100,000 shares of the Company's Common Stock. Although Mr. Walton does not beneficially own more than the shares listed, his brother, Jeffrey Walton, owns 333 shares, his sister, Christina Walton, owns 333 shares, and his mother, Julianne Teichmann, owns 100,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits


        1       Certificate of Incorporation of the Company - Nevada

        2       Bylaws of the Company+

        3       Stock Option Plan (1997)+

        (b) Report on Form 8-K - None.

Universal View 1998 and 1999 audited financial statements included by reference.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     Security Asset Capital Corporation,
                                     a Nevada corporation


DATED:  April 16, 2001               /s/ DAVID R. WALTON
                                     ------------------------------------------
                                     David R. Walton, Chief Executive Officer

--------------------------------------------------------------------------------

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                 For The Years Ended December 31, 2000 and 1999

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                -----------------

INDEPENDENT AUDITORS' REPORT.................................................F-1

FINANCIAL STATEMENTS

      Consolidated Balance Sheets......................................F-2 - F-3

      Consolidated Statements of Operations..................................F-4

      Consolidated Statements of Shareholders' (Deficit) Equity........F-5 - F-6

      Consolidated Statements of Cash Flows............................F-7 - F-8

      Notes to Consolidated Financial Statements......................F-9 - F-27

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the  Shareholders
Security Asset Capital Corporation and Subsidiaries
San Diego, California

We have audited the consolidated balance sheets of Security Asset Capital Corporation and Subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Asset Capital Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has suffered recurring losses from operations, significant negative working capital and no guaranteed access to capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




San Diego, California                               PANNELL KERR FORSTER
April 12, 2001                                      Certified Public Accountants
                                                    A Professional Corporation

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                                     ASSETS
                                     ------

                                                         2000           1999
                                                     ------------   ------------
Current assets:
      Cash                                           $     3,443    $    29,580
      Cash in transit                                         --      1,649,972
      Loan portfolio assets                            1,949,598      3,243,864
      Related party receivables - directors               46,289         14,000
      Accounts receivable                                 21,571         36,149
                                                     ------------   ------------

            Total current assets                       2,020,901      4,973,565
                                                     ------------   ------------

Rental real estate, net                                3,093,404      4,069,663
Furniture and equipment, net                              72,107         49,489

Other assets:
      Patent and patents pending                       1,552,500      1,552,500
      Goodwill, net of accumulated
            amortization of $150,000                   1,100,628             --
      Deferred financing costs, net                      273,160        404,247
      Miscellaneous assets                                 2,845         15,800
                                                     ------------   ------------

                                                       2,929,133      1,972,547
                                                     ------------   ------------

            Total assets                             $ 8,115,545    $11,065,264
                                                     ============   ============

        The accompanying notes are an integral part of the consolidated financial statements.

                            SECURITY ASSET CAPITAL CORPORATION
                                     AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                December 31, 2000 and 1999

                      LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
                      ----------------------------------------------

                                                                     2000             1999
                                                                 -------------   -------------
Current liabilities:
      Bank overdraft                                             $      7,042    $         --
      Accounts payable                                                306,470          97,882
      Loan sales payable to third parties                                  --         999,428
      Loan portfolio payable                                               --         732,736
      Due to related parties                                               --          18,066
      Accrued expenses and other liabilities                           44,041          46,578
      Notes payable (including accrued interest of
            $309,833 and $170,795 at December 31, 2000
            and 1999, respectively)                                 7,051,542       4,987,110
      Note payable                                                     50,000              --
      Current portion of long term debt                                38,326         119,513
                                                                 -------------   -------------

            Total current liabilities                               7,497,421       7,001,313
                                                                 -------------   -------------

Long term debt, net of current portion                              2,336,745       2,908,780
Deferred income taxes                                                      --         250,000
                                                                 -------------   -------------

            Total liabilities                                       9,834,166      10,160,093
                                                                 -------------   -------------

Commitments and contingencies (Notes 13 and 19)

Shareholders' (deficit) equity:
      Common stock, $0.001 par value, 25,000,000
         shares authorized; 15,573,510 and 9,901,000
         shares issued in 2000 and 1999, respectively;
         925,000 shares issuable at December 31, 1999                  15,573          10,826
      Additional paid-in capital                                    8,746,056       3,422,274
      Accumulated deficit                                          (9,957,165)     (2,527,929)
      Less treasury stock at cost, 328,850 and 0 common
         shares at December 31, 2000 and 1999                        (523,085)             --
                                                                 -------------   -------------

      Total shareholders' (deficit) equity                         (1,718,621)        905,171
                                                                 -------------   -------------

      Total liabilities and shareholders' (deficit) equity       $  8,115,545    $ 11,065,264
                                                                 ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                            SECURITY ASSET CAPITAL CORPORATION
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Years Ended December 31, 2000 and 1999

                                                                      2000            1999
                                                                  -------------   -------------
Revenues:
      Portfolio revenue                                           $  1,533,504    $  1,728,367
      Rental revenue                                                   418,752          74,586
                                                                  -------------   -------------

      Total revenues                                                 1,952,256       1,802,953
                                                                  -------------   -------------

Expenses:
      Portfolio expenses                                             1,251,527       1,375,928
      Rental expenses                                                  236,855          49,535
      General and administrative                                     5,235,820         917,831
                                                                  -------------   -------------

      Total expenses                                                 6,724,202       2,343,294
                                                                  -------------   -------------

            Loss from operations                                    (4,771,946)       (540,341)

Other income (expense):
      Other income                                                      29,280           4,273
      Loss on sale of assets                                           (84,296)             --
      Interest expense (including amortization of deferred
        financing costs of $1,079,154 and $572,732 in
        2000 and 1999, respectively)                                (2,041,806)       (925,425)
      Other expenses                                                  (135,468)        (23,438)
      Impairment of acquired goodwill                                 (675,000)             --
                                                                  -------------   -------------

      Total other expense                                           (2,907,290)       (944,590)
                                                                  -------------   -------------

            Loss before income taxes and extraordinary item         (7,679,236)     (1,484,931)

Income tax benefit (expense)                                           250,000        (250,000)
                                                                  -------------   -------------

            Loss before extraordinary item                          (7,429,236)     (1,734,931)

Extraordinary item - debt forgiveness, net of tax
   effect of $0 (Note 14)                                                   --         143,750
                                                                  -------------   -------------

            Net loss                                              $ (7,429,236)   $ (1,591,181)
                                                                  =============   =============

Basic and diluted loss before extraordinary item per share        $      (0.61)   $      (0.21)
                                                                  =============   =============

Basic and diluted net loss per share                              $      (0.61)   $      (0.19)
                                                                  =============   =============

Shares used to compute basic and diluted net loss per
   share and loss before extraordinary item per share               12,247,066       8,391,500
                                                                  =============   =============

    The accompanying notes are an integral part of the consolidated financial statements.

                                      SECURITY ASSET CAPITAL CORPORATION
                                               AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                For the Years Ended December 31, 2000 and 1999

                                          Common Stock          Treasury Stock       Additional
                                     ----------------------  ---------------------    Paid-In     Accumulated
                                        Stock       Amount     Stock      Amount      Capital       Deficit        Total
                                     ------------  --------  ---------  ----------  ------------  ------------  ------------

Balance, December 31, 1998             6,910,000   $ 6,910         --   $      --   $   545,367   $  (936,748)  $  (384,471)

Issuances of common stock:
   Consulting services:
      May 1999                         1,700,000     1,700         --          --       157,675            --       159,375

      December 1999                       75,000        75         --          --         9,300            --         9,375

   Acquisition of asset,
      Broadband technology  patent
      and patents pending (Note 14)      810,000       810         --          --     1,511,690            --     1,512,500

   Acquisition of asset technology
      (Note 14)                            6,000         6         --          --         5,994            --         6,000

   Acquisition of subsidiary
      (Note 14)                          900,000       900         --          --     1,066,910            --     1,067,810

   Conversion of note payable
      (Note 14)                          250,000       250         --          --        31,000            --        31,250

   Settlement of legal disputes
      (Note 14)                          175,000       175         --          --        20,138            --        20,313

Issuance of common stock options
   for consulting services                    --        --         --          --        67,200            --        67,200

Contributed services of
   executive officers                         --        --         --          --         7,000            --         7,000

Net loss for the year ended
   December 31, 1999                          --        --         --          --            --    (1,591,181)   (1,591,181)
                                     ------------  --------  ---------  ----------  ------------  ------------  ------------

Balance, December 31, 1999            10,826,000   $10,826         --   $      --   $ 3,422,274   $(2,527,929)  $   905,171
                                     ============  ========  =========  ==========  ============  ============  ============

            The accompanying notes are an integral part of the consolidated financial statements.

                                      SECURITY ASSET CAPITAL CORPORATION
                                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY (Continued)
                              For the Years Ended December 31, 2000 and 1999

                                          Common Stock          Treasury Stock       Additional
                                     ----------------------  ---------------------    Paid-In     Accumulated
                                        Stock       Amount     Stock      Amount      Capital       Deficit        Total
                                     ------------  --------  ---------  ----------  ------------  ------------  ------------

Balance, December 31, 1999            10,826,000   $10,826         --   $      --   $ 3,422,274   $(2,527,929)  $   905,171

Issuances of common stock:

   Consulting services:

      February and March 2000            331,500       332         --          --       625,269            --       625,601

      April 2000                         200,000       200         --          --       382,300            --       382,500

      July and August 2000               237,500       237         --          --       255,907            --       256,144

      October, November and
        December 2000                  1,555,000     1,555         --          --       941,414            --       942,969

   Acquisition of subsidiary,
      Universal View Corp.
      (Note 7)                           400,000       400         --          --       899,600            --       900,000

   Acquisition of subsidiary,
      The Debt Registry (Note 7)       1,100,000     1,100         --          --       899,528            --       900,628

   Settlement of legal dispute
      (Note 14)                           75,000        75         --          --       135,394            --       135,469

   Services of executive officers
      (Note 14)                          750,000       750         --          --       533,156            --       533,906

   Various consulting services            98,510        98         --          --        78,872            --        78,970

   Issuance of common stock options
      for consulting services
      (Note 15)                               --        --         --          --       572,342            --       572,342

Purchase of treasury shares
   (Note 14)                                  --        --    328,850    (523,085)           --            --      (523,085)

Net loss for the year ended
   December 31, 2000                          --        --         --          --            --    (7,429,236)   (7,429,236)
                                     ------------  --------  ---------  ----------  ------------  ------------  ------------

Balance, December 31, 2000            15,573,510   $15,573    328,850   $(523,085)  $ 8,746,056   $(9,957,165)  $(1,718,621)
                                     ============  ========  =========  ==========  ============  ============  ============

            The accompanying notes are an integral part of the consolidated financial statements.

                            SECURITY ASSET CAPITAL CORPORATION
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Years Ended December 31, 2000 and 1999

                                                                              2000           1999
                                                                          ------------   ------------
Cash flows from operating activities:
      Net loss                                                            $(7,429,236)   $(1,591,181)
      Adjustments to reconcile net loss to net cash flows
         used in operating activities:
            Extraordinary gain on debt forgiveness                                 --       (143,750)
            Depreciation and amortization                                     261,471         17,740
            Amortization of technology acquired                                    --          6,000
            Amortization of deferred financing costs                        1,079,154        572,732
            Loss on sale of property and equipment                             84,296             --
            Increase in accrued interest on notes payable                     375,829        169,044
            Issuances of common stock for settlement of legal disputes        135,469         20,313
            Issuances of common stock for consulting and other services     2,286,184         60,938
            Issuances of common stock for consulting and other
               services of executive officers                                 533,906        107,812
            Contributed services of executive officers                             --          7,000
            Impairment of acquired goodwill                                   675,000             --
            Issuance of common stock options for consulting and
               other services                                                 572,342         67,200
      Changes in operating assets and liabilities:
            (Increase) decrease in:
                  Cash in transit                                           1,649,972     (1,649,972)
                  Loan portfolio assets                                     1,294,266     (3,243,864)
                  Related party receivables - directors                      (213,361)       (48,402)
            Increase (decrease) in:
                  Payables, accrued expenses and other liabilities         (1,530,095)     1,955,079
                  Deferred income taxes payable                              (250,000)       250,000
                                                                          ------------   ------------

                  Net cash flows used in operating activities                (474,803)    (3,443,311)
                                                                          ------------   ------------

Cash flows from investing activities:
      Acquisition/additions to rental properties                              (46,704)       (95,354)
      Purchase of property and equipment                                      (32,698)       (53,361)
      Purchase of patent and patents pending technology                            --        (40,000)
      Proceeds from sale of rental properties, net                            837,276        324,427
      Acquisition of subsidiary                                              (125,000)         9,630
                                                                          ------------   ------------

                  Net cash flows provided by investing activities             632,874        145,342
                                                                          ------------   ------------

     The accompanying notes are an integral part of the consolidated financial statements.

                                 SECURITY ASSET CAPITAL CORPORATION
                                          AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           For the Years Ended December 31, 2000 and 1999

                                                                              2000           1999
                                                                          ------------   ------------
Cash flows from financing activities:
      Increase in bank overdraft                                          $    (7,042)   $        --
      Increase in deferred financing costs                                   (948,067)      (901,577)
      Purchase of treasury stock                                             (314,480)            --
      Repayments of notes payable                                          (6,915,548)      (101,227)
      Borrowings of notes payable                                           8,604,151      4,451,520
      Borrowing of note payable                                                50,000             --
      Repayments of long-term debt                                           (653,222)      (211,529)
      Repayment of notes payable - related parties                                 --        (24,776)
                                                                          ------------   ------------

                  Net cash flows (used in) provided by
                       financing activities                                  (184,208)     3,212,411
                                                                          ------------   ------------

Net decrease in cash                                                          (26,137)       (85,558)

Cash at beginning of year                                                      29,580        115,138
                                                                          ------------   ------------

Cash at end of year                                                       $     3,443    $    29,580
                                                                          ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
      Interest                                                            $   622,391    $ 1,049,404
                                                                          ============   ============
      Income taxes                                                        $        --    $        --
                                                                          ============   ============

Supplemental disclosure of noncash investing and financing activities:

      Issuance of common stock for patent and patents
            pending technology, other technology and the
            acquisition of Universal View Corporation and
            The Debt Registry                                             $ 1,800,628    $ 1,518,500
                                                                          ============   ============

      Settlement and conversion of note payable
            for common stock                                              $        --    $    31,250
                                                                          ============   ============

      Fair value of assets in excess of liabilities
            acquired upon acquisition of SAP
            common stock via the issuance of
            SACC common stock                                             $        --    $ 1,067,810
                                                                          ============   ============

      Acquisition of treasury stock in exchange for
            note receivable - executive officer                           $   208,605    $        --
                                                                          ============   ============

          The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


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

              Security Asset Properties, Inc. ("SAP"), a Nevada corporation, owns and operates fourteen income producing residential properties in San Diego County, California. This corporation, formerly known as Four D Corporation, was acquired in a stock swap on October 31, 1999, whereby SACC acquired 100% of the outstanding common stock of Four D Corporation in exchange for 900,000 shares of Security Asset Capital Corporation's common stock. This transaction has been recorded as a purchase. The excess fair value of assets acquired over liabilities assumed of $1,067,810 was allocated to rental real estate. The results of operations of the acquired business have been included in Security Asset Capital Corporation and subsidiaries' consolidated results of operations from the date of acquisition. Had the acquisition occurred on January 1, 1999, the proforma net rental real estate at December 31, 1999 would have been $4,025,228, a decrease of $25,500, and the proforma net loss and basic and diluted net loss per share for the year ended December 31, 1999 would have been $(1,738,987) and $(0.19), respectively, an increase of $147,806 and no change, respectively.

              Broadband Technologies, Inc. ("Tech"), a Nevada corporation, was formed in 1999. Tech was capitalized by the contribution from SACC of a patent and certain patents pending and licensing for direct on-line full screen video technology which was acquired for cash and stock in 1999 by SACC. Tech will continue development of its capability for video streaming on-line and enhanced distributive database management on the Internet.

              The Debt Trader holds certain technology and rights related to an online market place for buyers and sellers of distressed debt portfolios, internally known as theDebtTrader.com.

              The Debt Registry, a Nevada corporation uses the acquired broadband technology, develops it further, and applies it to the registration and tracking of individual debt accounts sold by lending institutions to third parties. The CUSIP type tracking system will bring order and accountability to the buying and selling of debt portfolios in a manner similar to what the title companies did for the real estate industry. The Company has tentative agreements with five major banks and companies to require the registration of their credit card accounts when they are sold to third parties. The Company anticipates The Debt Registry will be operating prior to the end of the second quarter of 2001. (See Note 7)

              Universal View Corp., a development stage reporting public shell corporation was acquired by the Company during 2000 through a reverse merger for $1,025,000 consisting of cash in the amount of $125,000 and 400,000 shares of the Company's common stock. Universal View Corp. had no activity during the year ended December 31, 2000. (See Note 7)

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         The consolidated group, collectively referred to as the "Company", has incurred losses from operations since inception. During 1999, the Company acquired a real estate property and management company with rental income properties. In addition, the Company also acquired a broadband and distributive storage technology patent, and certain patents pending and proprietary technology rights.

         The Company had limited operating revenue until 1999. Its debt division realized gross revenues in excess of $1,500,000 and $1,700,000 from the sale and collection of loan portfolio assets for the years ended December 31, 2000 and 1999, respectively. The Company intends to fund future operations through developing revenue sources and with additional capital raises through both public and private placement of its common stock and debt. Subsequent to year end, the Company began the process of raising $5 million through a private placement offering to fund operations and the development of The Debt Registry, Tech and theDebtTrader.com.

         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation and its wholly-owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc., Broadband Technologies, Inc., the DebtTrader.com and The Debt Registry. All significant intercompany accounts and transactions have been eliminated in consolidation.

         FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheets for cash, cash in transit, bank overdraft, accounts payable, loan sales payable to third parties, loan portfolio payable, accrued expenses and notes payable approximate fair value due to the immediate short-term maturity of these financial instruments. The fair value of the Company's long-term obligations approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

         FAIR VALUE OF LOAN PORTFOLIO ASSETS

         The fair value of the Loan Portfolio Assets as evaluated by management is estimated by using available market information and other valuation methodologies. The fair value of the Company's Loan Portfolio Assets is estimated to exceed the related book value, unless otherwise indicated.

         Management estimates that the gross margin on resales of loan portfolio assets approximates 10% and that the gross potential collections from the Loan Portfolio Assets held as of December 31, 2000 will be in the range of $5,000,000 to $6,000,000, with estimated related collection costs of approximately 50% or $2,500,000 to $3,000,000, for an estimated net value of $2,500,000 to $3,000,000. These assets are carried on the books of the Company at cost, which approximates $1,950,000 at December 31, 2000. During 2000, the Company sold approximately $1,321, 000 and collected approximately $232,000. Management believes that the proceeds from the sale and collections of existing loan portfolio assets exceeds the carrying amount at December 31, 2000.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         CONCENTRATIONS

         During 1999, the Company purchased a substantial portion of its debt portfolios from and jointly with one company, Exterra Credit. The Company has access to multiple sellers of debt portfolios and does not believe the reliance on Exterra Credit limits its ability to acquire debt portfolios economically in the future. The Company did not make any debt portfolio purchases during 2000.

         CASH AND CASH EQUIVALENTS

         The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and money market funds purchased with an original maturity of three months or less to be cash equivalents.

         The Company maintains its primary checking and savings accounts at two financial institutions located in California. Accounts at these banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

         LOAN PORTFOLIO ASSETS AND REVENUE RECOGNITION

         Loan Portfolio Assets ("Portfolio Assets") represent liquidating loan portfolios of delinquent accounts which have been purchased by SACC for resale and collection and are stated at cost. The cost of the Loan Portfolio Assets are the actual dollars spent for the purchase of the portfolio, including related brokerage commissions, if any. Management believes that the proceeds from resale and collections exceed the carrying value of approximately $1.9 million.

         Loan Portfolio Asset costs are written off by a percentage of cash collections on a portfolio-by- portfolio basis. Management presently estimates that Portfolio Assets in collection will realize gross collections equal to approximately three times the purchase price of the Portfolio Assets. The Company, therefore, writes off one dollar of cost of Portfolio Assets for every three dollars in gross collection.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         FURNITURE AND EQUIPMENT

         Furniture and equipment is recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful life of five years.

         INVESTMENTS IN REAL ESTATE AND REVENUE RECOGNITION

         Real estate is carried as cost, net of accumulated depreciation. Improvements, major renovations and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation for buildings and improvements is computed using the straight line method over the estimated useful lives of the assets, which is estimated to be 27.5 years. Depreciation for furniture and equipment is computed using the declining balance method over the estimated useful lives of the assets which is estimated to be 7 years.

         An impairment loss is recognized, on a property by property basis, when expected undiscounted cash flows are less than the carrying value of the asset. In cases where the Company does not expect to recover its carrying costs, the Company reduces its carrying costs to fair value. No such reductions have occurred to date.

         SAP, a wholly owned subsidiary owns and operates fourteen (14) rental real estate properties located in San Diego County, California. The properties include ten (10) single-family dwellings, three (3) residential duplexes and one (1) apartment property consisting of 24 units. All rental property units are rented as of December 31, 2000 with current monthly rents of approximately $35,000. Several of the single-family dwellings are leased with an option granted to the tenant to purchase the properties. The appraised value of the properties held as of December 31, 2000 is based on the appraisal at the acquisition date of October 31, 1999, the date of acquisition, is approximately $3,455,000. The properties are encumbered by various notes payable secured by deeds of trust totaling approximately $2,375,000 and $3,028,000 as of December 31, 2000 and 1999, respectively. The cumulative debt service for the properties is approximately $18,000 per month. The individual properties are security for their related long-term notes payable. Certain of the notes payable were taken out and remain in the name of an executive of SAP.

         As of December 31, 2000, SAP has liabilities to tenants of approximately $27,000 for security deposits. These funds are not segregated as most are applied to the final months rental payments.

         The Company, as a lessor, has retained substantially all of the risks and benefits of ownership of the rental properties and accounts for its leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term is recognized on a straight-line basis.

         DEFERRED FINANCING COSTS

         Deferred financing costs represent debt financing costs which have been capitalized and are being amortized on a straight-line basis over the terms of the respective loans.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         NET LOSS PER SHARE

         Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2000 and 1999, options to purchase 1,780,000 and 1,350,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation.

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

         STOCK BASED COMPENSATION

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

         Companies that do not choose to adopt the expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APB) No. 25, but will be required to provide proforma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of the grant.

         The Company has adopted the disclosure provisions of SFAS No. 123, effective January 1, 1998. The Company has opted to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123. (See
         Note 15)

         TREASURY STOCK

         The Company has elected to record treasury stock at cost in accordance with APB No. 6.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of the fair value of rental real estate acquired, the fair value of the Broadband technology acquired and the Debt Registry. Actual results could materially differ from those estimates.

         COMPREHENSIVE INCOME

         The FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement effective January 1, 1998. For the years ended December 31, 2000 and 1999, the Company had no material items that were required to be recognized as components of comprehensive income.

         ACCOUNTING FOR INTERNAL COSTS RELATING TO REAL ESTATE PROPERTY ACQUISITIONS

         In March 1998, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement was effective March 19, 1998.

         SEGMENT INFORMATION

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to report certain information about operating segments. The Company adopted this statement effective January 1, 1998. For the years ended December 31, 2000 and 1999, the Company had three operating segments;(i) consumer credit portfolio, (ii) rental real estate portfolio, and (iii) broadband technology. The Company's rental real estate operations are located in only one geographic area, the County of San Diego, California.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). SFAS No. 137 delays the effective date of implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company will adopt SFAS No. 137 in the first quarter of 2001 and management believes adoption will not have a material impact on the consolidated financial statements.

         RECLASSIFICATIONS

         Certain prior year amounts presented on the statement of cash flows have been reclassified to conform to the current year's presentation.

NOTE 2 - CASH IN TRANSIT
------------------------

         On December 30, 1999, the Company sold portions of certain loan portfolios totaling $1,649,972. As of December 31, 1999, the proceeds from this sale were held in escrow. The Company received these funds on January 4, 2000. See Note 9.

NOTE 3 - LOAN PORTFOLIO ASSETS
------------------------------

         Loan portfolio assets is comprised of liquidating loan portfolios which have been purchased by the Company for resale and collection. As discussed in Note 1, the Loan Portfolio Assets are recorded at $1,949,598 and $3,243,864 at December 31, 2000 and 1999. Management
         believes that the proceeds from resale and collections exceed the carrying value.

NOTE 4 - INVESTMENTS IN RENTAL REAL ESTATE
------------------------------------------

                                                     December 31,   December 31,
                                                        2000           1999
                                                    -------------  -------------

                  Land                              $  1,302,192   $  1,719,050
                  Buildings and improvements           2,003,023      2,502,416
                  Furniture and equipment                 27,046         30,234
                                                    -------------  -------------
                                                       3,332,261      4,251,700

                  Less: accumulated depreciation        (238,857)      (182,037)
                                                    -------------  -------------

                                                    $  3,093,404   $  4,069,663
                                                    =============  =============

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 5 - FURNITURE AND EQUIPMENT
--------------------------------
                                                     December 31,   December 31,
                                                        2000           1999
                                                    -------------  -------------

                  Furniture and equipment           $     89,709   $     57,011

                  Less: accumulated depreciation         (17,602)        (7,522)
                                                    -------------  -------------

                                                    $     72,107   $     49,489
                                                    =============  =============


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


NOTE 7 - GOODWILL
-----------------

         During March 2000, the Company acquired 100% of the outstanding common stock of Universal View Corporation. The Company acquired all of the outstanding shares of Universal View Corporation in exchange for 400,000 shares of Company common stock. At the time of purchase goodwill was recorded based on the excess of the fair market value of the cash given and the Company's common shares at the date of acquisition. Goodwill was recorded in the amount of $1,025,000.

         As of December 31, 2000 the goodwill associated with the acquisition of Universal View Corporation (a non operating shell corporation) has been reduced to $350,000 in accordance with FASB No. 121. The amount of impairment loss recognized for this item is $675,000. At December 31, 2000, the net book value of goodwill associated with the purchase of Universal View Corporation is $200,000.

         During 2000, the Company issued approximately 1,100,000 shares of common stock in exchange for 100% of the outstanding common stock and the "domain names" associated with The Debt Registry. The Company has recorded goodwill in the amount of $900,628 based on the fair market value of the common stock on the dates issued. Amortization is calculated on the straight-line basis over the estimated useful life of 5 years and will begin when operations commence. No amortization was recorded during 2000.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 8 - DEFERRED FINANCING COSTS
---------------------------------

         Deferred financing costs consist of the following at December 31, 2000 and 1999:

                                                        2000           1999
                                                    -------------  -------------
         Deferred financing costs on notes payable
         (See Note 11)                              $  1,866,548   $    930,111

         Deferred financing costs associated with
         long-term mortgages secured by rental
         real estate                                      62,854         51,224

         Less: accumulated amortization               (1,656,242)      (577,088)
                                                    -------------  -------------

                                                    $    273,160   $    404,247
                                                    =============  =============


NOTE 9 - LOAN SALES PAYABLE TO THIRD PARTIES
--------------------------------------------

         The Company closed the sale of portions of certain loan portfolios on December 30, 1999 for $1,649,972. The loan portfolios sale included portfolios owned by the Company and portfolios owned by third parties. The entire proceeds from the portfolio sale were received by the Company resulting in the recording of loan sales payable to third parties, including commission owing on the sale, totaling $999,428. These amounts were paid in January 2000.

NOTE 10 - LOAN PORTFOLIO PAYABLE
--------------------------------

         The Company purchased three loan portfolios from Exterra Credit in August, September and October 1999. The total cost of the three portfolios was $1,072,736 of which $732,736 of the purchase price remained to be paid as of December 31, 1999. Subsequent to December 31, 1999 Exterra Credit reduced the debt portfolios purchase price by $50,000 and the Company recognized the reduction in the cost of the portfolio.

NOTE 11 - NOTES PAYABLE
-----------------------

         In December 1998, the Company entered into a funding agreement with Secure Investments, Inc. in which Secure Investments, Inc. has agreed to provide up to $24,000,000 in notes payable ("Investor Notes") to be used for the purchase of debt portfolios and related note expenses. During 2000, significant increases in the Notes Payable balance was used to pay interest on the existing notes and commissions on new and renewed notes. The Investor Notes are structured as nine (9) month notes carrying interest at 12% per annum. The investor has a choice of being paid interest quarterly or at the end of the term. The agreement with Secure Investments, Inc. provides that any notes that are not renewed at the end of nine (9) months, will be replaced by Secure Investments, Inc. with a new investor of like or greater amount.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 11 - NOTES PAYABLE (Continued)
-----------------------

         At December 31, 2000 and 1999 respectively, the Company had outstanding liabilities of approximately $7,052,000 and $4,987,000 for 495 and 189 nine-month notes to various individuals, family trusts, retirement accounts and a Peace organization. 197 and 72 of the Investor Notes totaling approximately $3,019,000 and $2,127,000 required quarterly payments of interest. The remaining 298 and 117 Investor Notes totaling $4,033,000 and $2,860,000, respectively accrue interest and are paid at maturity, if not converted into new Investor Notes. At December 31, 2000, notes payable in the amount of approximately $1,423,000 were past due.

         The Investor Notes carry an annual interest rate of 12%. The Company pays significant commissions to various entities and individuals for arranging the funding of the Investor Notes (See Note 8).

         Funds from the Investor Notes have been used primarily to fund acquisitions of distressed consumer loan portfolios and pay costs related to notes including commissions and interest.

         Through April 12, 2001, the Company's experience has been that approximately 92 percent of the principal amount of the Investor Notes and approximately 28 percent of the accrued interest related to the Investor Notes are converted into new Investor Notes.

         During 1999, notes payable in the amount of $200,000 was converted into common stock. (See Note 14)

NOTE 12 - LONG-TERM DEBT
------------------------

         Long-term debt consists of the following as of December 31, 2000 and 1999:

         Fixed rate first trust deeds payable with interest
         ranging from 7.02% to 14.00% per annum, maturing
         through February 2029; the loans are secured by the
         subject properties.                                       $    776,663   $  1,020,387

         Variable rate first trust deeds payable with interest
         ranging from 7.16% to 8.25% per annum (the interest
         rates on these loans are subject to adjustment based
         on certain indices; the maximum rates under these
         loans can range from 11.95% to 15.75%), maturing through
         December 2035; the loans are secured by the subject
         properties.                                                  1,510,369      1,884,684

         Fixed rate second trust deeds payable with interest
         ranging from 8.00% to 15.00% per annum, maturing through
         May 2002; the loans are secured by the subject properties.      88,039        123,222
                                                                   -------------  -------------

                                                                      2,375,071      3,028,293

         Less: Current portion                                          (38,326)      (119,513)
                                                                   -------------  -------------

                                                                   $  2,336,745   $  2,908,780
                                                                   =============  =============

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 12 - LONG-TERM DEBT (Continued)
------------------------

         Aggregate maturities of long-term obligations at December 31 are as follows:

                        Year Ending                               Amount
                        -----------                           -------------
                           2001                               $     38,326
                           2002                                     27,152
                           2003                                     30,045
                           2004                                     31,318
                           2005                                     32,601
                           Thereafter                            2,215,629
                                                              -------------

                                                              $  2,375,071
                                                              =============

         TRANSFER OF PROPERTY TITLE AND ASSUMPTION OF OBLIGATIONS

         Properties acquired and the related borrowings against these properties were originally obtained in the name of the shareholders of SAP. At the time of acquisition of each property, the shareholder transferred each property and the related borrowing to SAP. As of December 31, 2000, the obligations associated with SAP's rental properties were in the original borrower's name. Additionally, many of these borrowings contain "due on sale" terms. Prior to and during the year ended December 31, 2000, the title transfer to several of the properties was recorded with the County Recorders Office of San Diego. All of the properties but one (1) have had the title transferred to SAP. SAP has not been notified by any of the lenders of their desire to demand repayment of the loan. Management believes that any loans which are required to be repaid can be replaced with loans of similar terms.


NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

         LITIGATION

         The Company is involved in litigation arising in the normal course of business. The outcome of such matters is not considered to be material in relation to the financial statements of the Company.

         LEASES

         The Company rents office space under various lease agreements through February 2003 with monthly lease payments of approximately $6,200. Rental expense for the years ended December 31, 2000 and 1999 totaled $68,645 and $27,691 respectively. At December 31, 2000, the future minimum lease payments under these leases are as follows:

                            Year Ended
                            ----------

                              2001                            $     64,858
                              2002                                  40,092
                              2003                                   6,725
                                                              -------------

                                                              $    111,675
                                                              =============

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------

         RENTAL RECEIPTS UNDER OPERATING LEASES

         The Company receives rental income from the leasing of single family residences and apartments under operating leases. The majority of the Company's properties are leased on a month-to-month basis. For noncancellable operating leases that were in effect as of December 31, 2000, future minimum rentals for 2001 (the end of the lease term) was approximately $36,000.

         OPTIONS TO PURCHASE PROPERTY GRANTED TO TENANTS

         SAP grants certain tenants the option to purchase the property being leased in exchange for an option deposit paid by the tenant. SAP recognizes these deposits as income upon the termination of the lease and the election of the tenant not to exercise the option.

         CONSULTING FEE PAYMENTS

         As part of the sale of SAP, The Debt Registry is obligated to make contingent consulting fee payments to the purchasers of SAP to the extent the proceeds from the sale of the Company's stock are insufficient to extinguish the face amount of a note payable to the Company. (See Note 19)

NOTE 14 - SHAREHOLDERS' (DEFICIT) EQUITY
----------------------------------------

         CONTRIBUTED SERVICES OF EXECUTIVE OFFICERS

         During 1999 SAP occupied office space in a building owned by one of the shareholders. The shareholders used this building to house the office of related business entities owned by the shareholders. In addition, the executive officers of SAP contributed services at no cost. The fair value of the space occupied and the contributed services amounted to $7,000. These amounts are included in additional paid-in capital and in general and administrative expenses for the year ended December 31, 1999.

         STOCKHOLDERS' EQUITY

         In 2000 and 1999, the Company committed to issue a total of 4,747,510 and 3,916,000 and acquired 328,850 and 0 shares of common stock. The shares were granted and acquired in the amount and for the purposes described below:

                        Purpose                                       Number of Shares
                        -------                                       ----------------

               2000
               ----
               Acquisition of The Debt Registry (Note 1)                 1,100,000
               Acquisition of Universal View Corp. (Note 1)                400,000
               Issued to officers for services (See below)                 750,000
               Issued to third parties for services (See below)          2,422,510
               Issued in settlement (See below)                             75,000
               Purchase of treasury stock (See below)                      153,850
               Acquisition of treasury stock for extinguishment
                 of officer note receivable (See below)                    175,000


                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 14 - SHAREHOLDERS' (DEFICIT) EQUITY (Continued)
----------------------------------------

               1999
               ----
               Acquisition of Security Assets Properties, Inc. (Note 1)    900,000
               Acquisition of Broadband patent pending rights
                 (Notes 1 and 6)                                           810,000
               Acquisition of "theDebtTrader" technology (Note 1)            6,000
               Issued to officers for services (See below)               1,150,000
               Issued to third parties for services (See below)            625,000
               Issued in settlements (See below)                           175,000
               Issued in payment of debt (See below)                       250,000

         During April 2000, the Company issued a total of 750,000 shares of common stock to officers of the Company as compensation for services provided to the Company. For the year ended 2000, the Company recognized $533,906 as compensation expense associated with these grants, based on the fair value of the stock at the time of grant.

         During 2000, the Company issued 2,422,510 shares of common stock to third parties as compensation for services provided to the Company. For the year ended 2000, the Company recognized $2,286,184 as compensation expense associated with these issuances, based on the fair value of the stock at the time of issuance.

         During 2000, the Company issued 75,000 shares of common stock in conjunction with a legal settlement for the year ended December 31, 2000. The Company recognized $135,469 as compensation expense associated with the settlement.

         During 2000, the Company purchased a total of 153,850 shares of common stock on the open market as authorized by the Board of Directors. The cost of this repurchase amounted to $314,480.

         During December 2000, the Company acquired 175,000 shares of common stock in exchange for a note receivable from an officer in the amount of $208,605.

         During May 1999, the Company issued a total of 1,150,000 shares of common stock to officers of the Company as compensation for consulting services provided to the Company. For the year ended 1999, the Company recognized $107,812 as compensation expense associated with these grants, based on the fair value of the stock at the time of grant.

         During May and December 1999, the Company issued a total of 625,000 shares of common stock to third parties as compensation for consulting services provided to the Company. For the year ended 1999, the Company recognized $60,938 as compensation expense associated with these grants, based on the fair value of the stock at the time of grant.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 14 - SHAREHOLDERS' (DEFICIT) EQUITY (Continued)
----------------------------------------

         In April and May 1999, the following shares were issued to obtain general releases from legal issues. The Company recognized expense totaling approximately $20,300 as a result of these issuances.

                  Douglas Seaver              125,000     Shares of Common Stock
                  Neal Moyer                   25,000     Shares of Common Stock
                  Harlene Moyer                25,000     Shares of Common Stock

         STOCK FOR DEBT

         The Company, in November 1999, paid $25,000 cash and issued 250,000 shares of stock to Douglas Pierson in conversion of a $200,000 debt of Security Asset Management, Inc. Based on the fair market value of the stock at the settlement date, Security Asset Management, Inc. has recorded $143,750 as debt forgiveness income, net of the applicable taxes.

NOTE 15 - STOCK OPTION PLAN
---------------------------

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

         STOCK OPTIONS

         The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, $15,625 and $0 compensation costs have been recognized for nonqualified options for the years ended December 31, 2000 and 1999, respectively. Under FASB Statement No.123, Accounting for Stock-Compensation, the fair value of each option granted during the years ended December 31, 2000 and 1999 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of ten years, with an average risk-free interest rate of 4.88% to 6.29%, price volatility of 1 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No.123, reported net
         (loss) and net (loss) per common share would have been as follows:

                                                     December 31,   December 31,
                                                         2000           1999
                                                     ------------   ------------
         Net (loss):
            As reported                              $(7,429,236)   $(1,591,181)
            Proforma                                 $(7,447,690)   $(1,591,181)
         Basic and diluted net (loss) per share:
            As reported                              $     (0.61)   $     (0.19)
            Proforma                                 $     (0.61)   $     (0.19)

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 15 - STOCK OPTION PLAN  (Continued)
---------------------------

         A summary of the activity of the stock options for the years ended December 31, 2000 and 1999 is as follows:

                                            Year ended            Year ended
                                         December 31, 2000    December 31, 1999
                                        ----------------------------------------
                                                   Weighted             Weighted
                                                   Average               Average
                                                   Exercise             Exercise
                                          Shares    Price    Shares      Price
                                        ----------------------------------------

Outstanding at beginning of period      1,350,000   $0.19     450,000   $  0.08
Granted                                   630,000    0.76     900,000      0.25
Forfeited                                      --      --          --        --
Expired                                        --      --          --        --
                                        ----------------------------------------

Outstanding at end of period            1,980,000   $0.37   1,350,000   $  0.19
                                        ========================================

Exercisable at end of period            1,780,000   $0.37   1,350,000   $  0.19
                                        ========================================

Weighted-average fair value of options
   granted during the period                        $2.48               $  0.75
                                                    ======              ========


         A further summary of options outstanding at December 31, 2000 is as follows:

                             Options Outstanding          Options Exercisable
               -----------------------------------------------------------------
                                  Weighted
                                   Average    Weighted                Weighted
                                  Remaining   Average                 Average
                 Number          Contractual  Exercise     Number     Exercise
               Outstanding           Life      Price     Exercisable   Price
               -----------------------------------------------------------------

                   20,000         2.00 years   $ 0.75        20,000   $ 0.75
                  450,000         7.90 years     0.08       450,000     0.08
                  100,000         8.50 years     0.25       100,000     0.25
                  500,000         8.75 years     0.25       500,000     0.25
                  400,000         9.00 years     0.25       400,000     0.25
                  265,000         9.40 years     0.91       265,000     0.91
                  245,000         9.75 years     0.80        45,000     0.80
               -----------                               -----------

                1,980,000                                 1,780,000
               ===========                               ===========

         Included in the 630,000 options granted during 2000 are 200,000 options which become exercisable at the time the Company's share price reaches $5.00 per share. At such time, the Company will record an expense of approximately $973,000.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 16 - INCOME TAXES
----------------------

         Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of December 31:

                                                           2000         1999
                                                        -----------  -----------
              Deferred tax assets:
                 Net operating loss carryforwards       $3,020,000   $  704,000
                 Compensation element of
                  stock options issued                     258,000       34,800
                 Cash to accrual adjustment
                  of subsidiary                                  -        7,600
                                                        -----------  -----------

                    Gross deferred tax assets            3,278,000      746,400

              Less valuation allowance                   2,879,000)    (481,300)
                                                        -----------  -----------

              Net deferred tax assets                      399,000      265,100

              Deferred tax liabilities, difference in
               basis on rental real estate between
               financial and tax purposes                 (399,000)    (515,100)
                                                        -----------  -----------

                  Net deferred tax liability            $        -   $  250,000
                                                        ===========  ===========


         Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $2,397,700 and $292,000 for the years ended December 31, 2000 and 1999, respectively. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

         As of December 31, 2000, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $8,180,000 (approximately $220,000 available solely to SAP) expire in the years 2008 through 2020. State net operating loss carryforwards totaling approximately $4,112,000 expire in the years 2001 through 2005. Due to Internal Revenue Service regulations, the availability of the operating loss carryforwards may be limited upon a substantial change in ownership. During 1999 such a change occurred with respect to SAP. Therefore the utilization of SAP's operating loss carryforwards will be limited to approximately $64,000 a year and can only be offset against future SAP taxable income.

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 16 - INCOME TAXES (Continued)
----------------------

         Due to the limited availability of SAP's operating loss carryforwards in 1999 to offset the financial reporting and tax basis difference associated with its rental real estate, the Company recorded a net deferred tax liability and related tax expense of $250,000. Due to the net operating losses for 2000 the net deferred tax liability reverses itself resulting in a tax benefit of $250,000 for the year ended December 31, 2000.

         A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                           2000         1999
                                                        -----------  -----------
         Income tax benefit (expense)
              at 35% statutory rate                     $2,676,700   $ (473,700)
         Nondeductible expenses                           (328,000)          --
         Change in valuation allowance                  (2,397,700)     292,000
         State income taxes, net                           457,300      (78,500)
         Other                                            (158,300)      10,200
                                                        -----------  -----------

                                                        $  250,000   $ (250,000)
                                                        ===========  ===========


NOTE 17 - RELATED PARTY TRANSACTIONS
------------------------------------

         SAP paid commissions on the sale of its properties to its executive officers and their affiliated companies of approximately $57,000 and $20,000 for the years ended December 31, 2000 and 1999.

         During 2000 and 1999, the Company made payments for consulting services to the CEO, President, CFO, and the Secretary of the Corporation. Payments for consulting services made to these individuals were, $66,250, $62,500, $10,000 and $35,750 and $160,510, $37,526, $-0- and
         $28,000, respectively. Also during 2000 and 1999, these individuals received common stock valued at $273,593, $0, $382,500 and $260,312 and $32,813, $32,813, $32,813, and $9,375, respectively. These shares have been valued based on the fair value of the shares on the date of grant.

NOTE 18 - SEGMENT INFORMATION
-----------------------------

         The Company has three reportable segments: consumer credit portfolio, rental real estate portfolio and broadband technology. The consumer credit portfolio segment acquires, manages, collects and markets distressed consumer credit portfolios. The rental real estate portfolio acquires, manages and sells residential properties located in San Diego County, California. The broadband segment holds a patent, certain patents pending and licensing for direct on-line full screen video technology.

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

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 18 - SEGMENT INFORMATION (Continued)
-----------------------------

         Information about reported segment profit or loss and segment assets for the years ended December 31, 2000 and 1999 are as follows:

                                    Consumer        Rental
                                     Credit       Real Estate    Broadband
                                   Portfolio       Portfolio     Technology        Total
                                 -------------   -------------  -------------  -------------

         2000 Revenues           $  1,533,504    $    418,752   $         --   $  1,952,256
         1999 Revenues              1,728,367          74,586             --      1,802,953

         2000 Interest expense      1,791,062         250,744             --      2,041,806
         1999 Interest expense        887,770          37,655             --        925,425

         2000 Profit (loss)        (7,366,605)         29,177             --     (7,337,428)
         1999 Profit (loss)        (1,465,733)         29,322             --     (1,436,411)

         2000 Assets                8,571,111       2,223,686      1,552,500     12,347,297
         1999 Assets                8,884,978       2,876,223      1,552,500     13,313,701


         Reconciliations of reportable segment profit or loss, and assets to consolidated totals for the years ended December 31, 2000 and 1999 are as follows:

                                                                    2000           1999
                                                               -------------  -------------
         Profit or Loss
         --------------

         Total loss for reportable segments                    $ (7,337,428)  $ (1,436,411)
         Consolidating entries:
            Additional depreciation and elimination of
            gain on sale on properties based on increase
            in fair value at date of acquisition                   (341,808)       (48,520)
                                                               -------------  -------------

            Loss before income taxes and extraordinary item    $ (7,679,236)  $ (1,484,931)
                                                               =============  =============

         Assets
         ------

         Total assets for reportable segments                  $ 12,547,297   $ 13,313,701
         Eliminations:
            Intercompany receivables                             (1,174,421)      (695,858)
            Investment in subsidiaries                           (4,213,819)    (2,846,442)
         Unallocated amounts:
            Increase in fair value of properties at date of
            acquisition                                             956,488      1,293,863
                                                               -------------  -------------

            Consolidated total assets                          $  8,115,545   $ 11,065,264
                                                               =============  =============

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 19 - SUBSEQUENT EVENT
--------------------------

         On March 28, 2001, the Company sold SAP, its wholly subsidiary, to Western Asset Limited Partnership (Western) and El Dorado Properties, Inc. (El Dorado), entities owned by the former owners of SAP for $1,450,000 consisting of a note receivable in the amount of $1,200,000 and $250,000 in cash. The owners of Western and El Dorado hold 900,000 shares of the Company's stock received in 1999 at the time of the SAP acquisition. The note which bears interest at 5% per annum, with interest payable in arrears, with all principal and accrued interest due on or before March 28, 2003 is collateralized by the 900,000 shares held by Western and El Dorado. It is anticipated that the note will be paid with the proceeds from the sale of the Company's shares collateralizing the note. To the extent the proceeds are insufficient to extinguish the note in its entirety, The Debt Registry, a wholly owned subsidiary, is obligated to pay consulting fees to Western and El Dorado to reduce, offset and pay off the note. The Company has guaranteed the contingent consulting fees. To the extent the proceeds from the sale of the Company's stock exceed the amount payable under the note, the excess shall be the sole property of the Company. As of March 28, 2001, the market price of the Company's stock was insufficient to extinguish the face value of the note. It is uncertain as to whether the stock price will reach a price during the term of the note to extinguish the face value of the note.


         In conjunction with the sale, the Company borrowed $50,000 from Western and El Dorado under an unsecured note payable. The note bears interest at 7% interest per annum and all principal and accrued interest is due on March 28, 2002.

         During March 2001, the Company issued 400,000 options each to the CEO and President to purchase shares of the Company's common stock for $0.50 per share. The options are immediately exercisable and expire ten years from the date of grant. In addition, the Company issued 100,000 options to a consultant to purchase shares of the Company's common stock for $1.00 per share. The options are immediately exercisable and expire ten years from the date of grant.


NOTE 20 - MANAGEMENT'S PLANS FOR FUTURE OPERATIONS AND FINANCING
----------------------------------------------------------------

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, significant negative working capital and no guaranteed access to capital resources. At present, the Company's working capital plus limited capital resources will not be sufficient to meet the Company's objectives as structured. The Company estimates it needs substantial new capital to achieve its operations as planned and place The Debt Registry in service, and is seeking $5 million in equity financing through a private placement offering. In the event financing is not obtained the Company will adjust its corporate infrastructure to reflect current operations.