Form 10QSB
period 2001-03-31
SECURITY ASSET CAPITAL CORP/NV
filed 2001-05-16
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

Yes      X        No
   -------          -------

Transitional Small Business Disclosure Format (check one):

Yes               No    X
   ------           --------

                       SECURITY ASSET CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001


                                                      (UNAUDITED)   (AUDITED)
                                                       3/31/01      12/31/00
                                                     -------------------------

ASSETS

CCURRENT ASSETS
     CASH                                               136,901         3,443
     LOAN PORTFOLIO ASSETS                            1,936,794     1,949,598
     NOTES RECEIVABLE                                 1,200,000
     RELATED PARTY RECEIVABLES DIRECTORS                 46,289
     ACCOUNTS RECEIVABLE                                 42,289        21,571
                                                     -------------------------

           TOTAL CURRENT ASSETS                       3,315,984     2,020,901

RENTAL REAL EATATE (Net)                              3,093,404
FIXED ASSET (Netof Depreciation)                         78,250        72,107

OTHER ASSETS
     PATENTS AND PATENTS PENDING                      1,552,500     1,552,500
     DEFERRED FINANCING COST (Net)                      215,757       273,160
     GOODWILL                                         1,100,628     1,100,628
     MISCELLANEOUS ASSETS                                 2,675         2,845

           TOTAL OTHER ASSETS                         2,871,560     2,929,133

           TOTAL ASSETS                               6,265,794     8,115,545
                                                     =========================

LIABILITIES & SHAREHOLDERS EQUITY

LIABILITIES
CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                   334,361       313,512
     NOTES PAYABLE Including Accrued Interest
       of $509,115 through March 31, 2001)            7,350,824     7,051,542
     ACCRUED EXPENSES & LIABILITIES                      75,057        44,041
     NOTES PAYABLE                                       50,000
     CURRENT PORTION OF LONG TERM DEBT                   38,326

     TOTAL CURRENT LIABILITIES                        7,760,242     7,497,421

LONG TERM DEBT (Excess of currennt portion)           2,336,745


           TOTAL LIABILITIES                          7,760,242     9,834,166

SHAREHOLDERS EQUITY
     COMMON STOCK, $.001 PAR VALUE, 25,000,000
       SHARES AUTHORIZED; ISSUED AND OUTSTANDING:
       1,923,377 SHARES AT MARCH 31, 2001                16,786        15,573
     ADDITIONAL CONTRIBUTED CAPITAL                   9,131,368     8,746,056
     TREASURY STOCK                                    (523,085)     (523,085)
     ACCUMULATED EARNINGS                            (9,542,909)   (2,527,929)
     FIRST QUARTER INCOME LOSS                         (559,822)   (7,429,236)
                                                     -------------------------
           TOTAL SHAREHOLDERS EQUITY                 (1,494,448)   (1,718,621)
                                                     -------------------------

           TOTAL LIABILITIES & SHAREHOLDERS EQUITY    6,265,794     8,115,545
                                                     =========================

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                                                     (UNAUDITED)
                                                                      3/31/01
                                                                    ------------

OPERATING REVENUES
     PORTFOLIO REVENUES                                                  51,213
     RENTAL REVENUES                                                     68,922

           TOTAL OPERATING REVENUE                                      120,135

 EXPENSES
     PORTFOLIO EXPENSES                                                  27,207
     RENTAL EXPENSE                                                      38,674
     GENERAL AND ADMINISTRATIVE                                         737,255
     MORTGAGE INTEREST                                                  233,126
     DEPRECIATION                                                        50,000
                                                                    ------------

     TOTAL COSTS AND EXPENSES                                         1,086,262
                                                                    ------------

INCOME (LOSS) FROM OPERATIONS                                          (966,127)

OTHER INCOME
     GAIN (LOSS) ON SALE OF RENTAL PROPERTY                             391,777
     OTHER                                                               14,528
                                                                    ------------

     TOTAL OTHER INCOME                                                 406,305
                                                                    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                      (559,822)

PROVISION FOR INCOME TAXES
                                                                    ------------

NET INCOME (LOSS)                                                      (559,822)
                                                                    ============

NET INCOME /(L0SS) PER SHARE                                              (0.03)
                                                                    ============

SHARES USED TO COMPUTE NET INCOME/(LOSS) PER SHARE                   19,058,377
                                                                    ============

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                                                     1st QUARTER
                                                                        2001
                                                                     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                                          (559,822)
     ADJUSTMENT TO RECONCILENET LOSS TO NET CASH
      PROVIDED BY (USED IN )OPERATING ACTIVITIES:
          DEPRECIATION                                                   50,000

     CHANGES IN OPERATING ASSETS AND LIABILITIES
          DECREASE (INCREASE) IN  DEFERRED FINANCING COST                57,403
          INCREASE (DECREASE) IN ACCOUNTS PAYABLE                        20,849
          INCREASE (DECREASE) IN NOTES PAYABLE                          299,282
          DECREASE (INCREASE)  IN LOAN PORTFOLIO                        (12,804)
          DECREASE (INCREASE)  IN ACCOUNTS RECEIVABLE                    20,718
          INCREASE (DECREASE) IN ACCRUED EXPENSES                        31,016
                                                                     -----------
     NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES          (93,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
     SALE OF SECURITY ASSET PROPERTIES                                  397,111
     DECREASE (INCREASE) IN REAL ESTATE                                 718,333
     PROCEEDS FROM SALE OF RENTAL PROPERTIES
     (INCREASE) DECREASE IN DUE FROM RELATED PARTIES
                                                                     -----------

     NET CASH FLOWS FROM INVESTING ACTIVITIES                         1,115,444


CASH FLOWS FROM FINANCING ACTIVITIES:
     DECREASE IN DEFERRED FINANCING COST                                (57,403)
     INCREASE IN NOTES RECEIVABLE                                    (1,200,000)
     EQUITY FINANCING                                                   386,525
                                                                        (17,750)

     NET CASH FLOW FROM FINANCING ACTIVITIES                           (888,628)
                                                                     -----------


                NET INCREASE (DECREASE) IN CASH                         133,458


                CASH AT THE BEGINNING OF THE PERIOD                       3,443
                                                                     -----------


                CASH AT THE END OF THE PERIOD                           136,901
                                                                     ===========

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

OVERVIEW

Security Asset Capital Corporation, or SCYA, is publicly traded on the Over the Counter Electronic Bulletin Board (OTC:BB),. The Company and all of its subsidiaries are well positioned to become a dominant force in both the booming industries of asset liquidation and e-commerce technology. The Company is completing the funding of a private placement and will apply for listing on the NASDAQ upon its completion.

A leader in the booming asset liquidation industry, Security Asset Capital Corporation recognized the need for technological advancement in the industry and seized the opportunity to oversee its development. The Company plans to become the debt buying industry's technological leader with its launch of The Debt Registry, a financial sector registration system that will initially serve the credit card, consumer loan, and medical debt marketplaces. The Debt Registry is currently in discussions with Bank of America, G.E. Capital, Citibank, Chase, and Bank One to participate in the new process as well as approval of the four major rating agencies. The Debt Registry is projected to be operational with cash flow within the next several months and has projections estimating a profit within its first year of operations of approximately $19 million. The Debt Registry is the defining element in the corporate mission,: to be the technological leader in the financial services industry.

The company's management team has over 60 years of hands-on industry experience and enjoys the reputation necessary to attract additional staff from a talent pool of industry professionals nationwide. SCYA expects to become one of a handful of companies with a fully developed infrastructure necessary to achieve and maintain national reach in both technology and financial services.

Founded on September 22, 1993, the Company stands by its original objective to build through acquisition and development a team of vertically integrated companies structured to achieve maximum economic advantage within the asset liquidation industry. The industry is ranked among the fastest growing and most lucrative arenas in American business today. Profits are earned in the industry through the purchase of portfolios of non-performing loans or assets, at low prices, and either collected at a high rate of return or sold at the wholesale or retail level for immediate profits. Overall, current inventories available at financial institutions are estimated at over $90 billion. Via acquisitions, Security Asset Capital Corporation has grown over the past several years to become a fully reporting entity.

The Company acquired the DebtTtrader.com, the premiere Internet portal for buying and selling assets in the lucrative debt buying industry. Also acquired was Broadband Technologies, Inc., a proprietary e-commerce technology with five patents and patents pending that pertain to the offering of full screen, video-on-demand and multimedia storage and delivery.

In October of 1999, the Company acquired Security Asset Properties, a property company with $4.6 million of performing rental real estate, and sold this division at a profit in January of 2001. The transaction included cash and a carry back note, and was a private sale with no commissions. The sale of the real estate division for profit continues the company's focus on its technology divisions, The Debt Registry and Broadband Technologies, Inc. Security Asset Capital Corporation intends to continue to divest itself of other subsidiaries that do not fit within the company's technology-focused strategic plan. Proceeds from these sales will also be used to further fund the technology divisions and to payoff existing debt.

The Debt Registry(TM), is a patent pending online registration and tracking System for the Financial services industry similar to CUSIP numbers for publicly held stocks. The company is in the final stages of development on the system. Once in service, the company plans to complete negotiations with most of the major financial institutions to require registration of all portfolios sold. The Debt Registry expects to begin to accept registrations during the third quarter of 2001. This product has received excellent reception among leading industry professionals as well as the approval of the country's four top rating agencies.

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

The mission of Security Asset Capital Corporation is to be the technological leader in the financial services industry and in the electronic registration of debt, loans and other assets. Through an alliance with Internet strategists Center 7, Inc. the Company has developed an integrated hardware and software system for The Debt Registry, a new financial sector registration system that will provide the financial, lending and asset liquidation industries with much needed structure and technological expansion. The Debt Registry is currently in discussions with Bank of America, G.E. Capital, Citibank, Chase and Bank One to require mandatory registration of all charged off loan portfolios.

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

RESULTS OF OPERATIONS FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

REVENUE

Revenue for the three months ended March 31, 2001 was $1,570,135 with $1,450,000 resulting from the sale of Security Asset Properties.

LOSS FROM OPERATION

Loss from Operations is calculated by subtracting operating expenses from net revenue. Net Loss from Operation for the three months ended March 31, 2001 increased to $966,127 as compared to $162,509 for the three months ended March 31, 2001. This increased loss was primarily attributable to increased costs and expense related to development of the Debt Registry and fund raising efforts.

NET LOSS

Net loss for the three months ended March 31, 2001 was $559,822
A decrease of $99,304 when compared to the first three month of 2000. This Decrease is attributable to the Sale of Security Asset Properties. The loss after adjustment for the sale, would be $951,659, an increase of $292,533. The Increase is attributed to the development of the Debt Registry, including staffing cost and fund raising efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash and cash flow from operations are its short-term and long-term debt and increased gross revenues. At March 31, 2001, the Company had cash and cash equivalents of $1,336,901.

The Company plans to continue funding operations through revenue earned from its asset portfolio purchase and sale operations, development of the Debt Registry and additional debt and equity capital raises.