Form 10QSB/A
period 2001-03-31
SECURITY ASSET CAPITAL CORP/NV
filed 2001-06-25
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                  AMENDMENT #2

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

PART 1
 ITEM 1
                                 SECURITY ASSET CAPITAL CORPORATION
                                     CONSOLIDATED BALANCE SHEET
                                 AT MARCH 31, 2001 AND DECEMBER 31,2000

                                                                    (UNAUDITED)      (AUDITED)
                                                                      3/31/01        12/31/00
                                                                    ---------------------------

ASSETS

CURRENT ASSETS

  CASH                                                                  136,901          3,443

  LOAN PORTFOLIO ASSETS                                               1,936,794      1,949,598

  RELATED PARTY RECEIVABLES DIRECTORS                                     --            46,289

  ACCOUNTS RECEIVABLE                                                    42,289         21,571
                                                                    ---------------------------

                        TOTAL CURRENT ASSETS                          2,115,894      2,020,901

RENTAL REAL ESTATE (Net)                                                             3,093,404

FIXED ASSET (Net of Depreciation)                                        78,250         72,107

OTHER ASSETS

  PATENTS AND PATENTS PENDING                                         1,552,500      1,552,500

  DEFERRED FINANCING COST (Net)                                         215,757        273,160

  GOODWILL                                                            1,100,628      1,100,628

  NOTES RECEIVABLE                                                    1,200,000          --

  MISCELLANEOUS ASSETS                                                    2,675          2,845
                                                                    ---------------------------

                        TOTAL OTHER ASSETS                            4,071,560      2,929,133
                                                                    ---------------------------

                        TOTAL ASSETS                                  6,265,794      8,115,545
                                                                    ===========================

LIABILITIES & SHAREHOLDERS DEFICIT

LIABILITIES
CURRENT LIABILITIES

  ACCOUNTS PAYABLE                                                      334,361        313,512
  LOAN PORTFOLIO PAYABLE
  DUE TO RELATED PARTIES
  NOTES PAYABLE (Including Accrued Interest of $509,115
     through March 31, 2001)                                          7,350,824      7,051,542
  NOTES PAYABLE OTHER                                                                   50,000

  ACCRUED EXPENSES & LIABILITIES                                         75,057         44,041
  CURRENT PORTION OF LONG TERM DEBT                                        --           38,326

  TOTAL CURRENT LIABILITIES                                           7,760,242      7,497,421

LONG TERM DEBT (Excess of current portion)                                 --        2,336,745

DEFERRED REVENUE (Sale of Security Asset Properties)                    382,190

                        TOTAL LIABILITIES                             8,142,432      9,834,166

SHAREHOLDERS DEFICIT
  COMMON STOCK, $.001 PAR VALUE, 25,000,000 SHARES AUTHORIZED;

    ISSUED AND OUTSTANDING:16,786,477 SHARES AT MARCH 31, 2001           16,786         15,573

  ADDITIONAL PAID IN CAPITAL                                          9,528,703      8,746,056




  TREASURY STOCK                                                       (523,085)      (523,085)

  ACCUMULATED DEFICIT                                               (10,899,042)    (9,957,165)
                                                                    ---------------------------

                        TOTAL SHAREHOLDERS DEFICIT                   (1,876,638)    (1,718,621)
                                                                    ---------------------------

                        TOTAL LIABILITIES & SHAREHOLDERS DEFICIT       6,265,794      8,115,545
                                                                    ===========================

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                      (UNAUDITED)    (UNAUDITED)
                                                        3/31/01       3/31/00
                                                     ---------------------------
OPERATING REVENUES
  PORTFOLIO REVENUES                                      51,213      1,225,070
  RENTAL REVENUES                                         68,922        114,804

                       TOTAL OPERATING REVENUE           120,135      1,339,874

EXPENSES
  PORTFOLIO EXPENSES                                      27,207        989,475
  RENTAL EXPENSE                                          38,674         10,800
  GENERAL AND ADMINISTRATIVE                             646,171        502,108

  TOTAL COSTS AND EXPENSES                               712,052      1,502,383
                                                     ---------------------------

LOSS FROM OPERATIONS                                    (591,917)      (162,509)

OTHER (EXPENSE)
  LOSS ON SALE OF ASSETS                                   9,587          5,977
  INTEREST EXPENSE                                      (374,075)      (502,594)
  OTHER                                                   14,528             --
                                                     ---------------------------

  TOTAL OTHER (EXPENSE)                                 (349,960)      (496,617)
                                                     ---------------------------


NET LOSS                                                (941,877)      (659,126)
                                                     ===========================

NET L0SS PER SHARE                                         (0.06)         (0.06)
                                                     ===========================

WTD AVG SHARES USED TO COMPUTE NET LOSS PER SHARE     16,289,000     10,961,000
                                                     ===========================

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                             (UNAUDITED)   (UNAUDITED)
                                                               3/31/01       3/31/00
                                                             -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                       (941,877)     (659,126)
ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN )OPERATING ACTIVITIES:

  DEPRECIATION                                                   50,000        28,130

  AMORTIZATION OF DEFERRED FINANCE COST                         356,685       281,153
  ISSUANCES OF COMMON STOCK INSETTLEMENT OF DISPUTE                 --         12,375
  ISSUANCES OF COMMON STOCK CONSULTING AND OTHER SERVICES        42,560        51,150
  ISSUANCES OF COMMON STOCK FOR OTHER EMPLOYEES                     --         24,750
  CONTRIBUTED SERVICE OF EXECUTIVE OFFICERS                         --         10,369
CHANGES IN CURRENT ASSETS AND LIABILITIES
  DECREASE IN CASH IN TRANSIT                                       --      1,649,972

  DECREASE IN RELATED PARTY RECEIVABLES                          46,289          --

  (DECREASE) IN ACCOUNTS RECEIVABLE                             (20,718)     (136,138)

  DECREASE IN LOAN PORTFOLIO                                     12,804     1,001,505

  DECREASE IN OTHER ASSETS                                          170           --

  DECREASE (INCREASE) IN ACCOUNTS PAYABLE                        20,849    (1,674,900)

  INCREASE IN ACCRUED EXPENSES                                   31,016           --
                                                             -------------------------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES      (402,222)      589,240

CASH FLOWS FROM INVESTING ACTIVITIES:

 PROCEEDS FROM SALE OF SUBSIDIARY                               250,000           --

 PURCHASE OF PROPERTY AND EQUIP                                 (56,143)      (44,819)
 PURCHASE OF THE DEBT REGISTRY                                      --        (23,980)
                                                             -------------------------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES       193,857       (68,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
 REPAYMENT OF NOTES PAYABLE                                     (50,000)   (1,290,142)
 PROCEED FROM THE ISSUANCE OF COMMON STOCK                      391,823           --
 BORROWING OF NOTES PAYABLE                                         --      2,469,036
 BORROWING OF LONG TERM DEBT                                        --         41,182
 INCREASE IN DEFERRED FINANCING COST                                --       (349,767)
                                                             -------------------------
NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES        341,823       870,309
                                                             -------------------------

                       NET INCREASE IN CASH                     133,458     1,390,750

                       CASH AT THE BEGINNING OF THE PERIOD        3,443        29,850
                                                             -------------------------

                       CASH AT THE END OF THE PERIOD            136,901     1,420,600
                                                             =========================

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
-----------------------------------------

Basis of Presentation
---------------------

These condensed consolidated financial statements of Security Asset Capital Corporation (the company) do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB for 2000. In the opinion of management , the financial information set forth in the accompanying condensed financial statements reflects all adjustments necessary for a fair statement of the periods reported and all such adjustments were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

Principles of Consolidation
----------------------------

The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation and its wholly owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc., Broadband Technologies, Inc., the DebtTrader.com and The Debt Registry. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual result could differ from those estimates.

Loan Portfolio Assets and Revenue Recognition
----------------------------------------------

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

Sale of Subsidiary
------------------

On March 28, 2001, the Company sold SAP, its wholly subsidiary, to Western Asset Limited Partnership (Western) and El Dorado Properties, Inc. (El Dorado), entities owned by the former owners of SAP for $1,450,000 consisting of a note receivable in the amount of $1,200,000 and $250,000 in cash. The owners of Western and El Dorado hold 900,000 shares of the Company's stock received in 1999 at the time of the SAP acquisition. The note which bears interest at 5% per annum, with interest payable in arrears, with all principal and accrued interest due on or before March 28, 2003 is collateralized by the 900,000 shares held by Western and El Dorado. It is anticipated that the note will be paid with the proceeds from the sale of the Company's shares collateralizing the note. To the extent the proceeds are insufficient to extinguish the note in its entirety, The Debt Registry, a wholly owned subsidiary, is obligated to pay consulting fees to Western and El Dorado to reduce, offset and pay off the note. The Company has guaranteed the contingent consulting fees. To the extent the proceeds from the sale of the Company's stock exceed the amount payable under the note, the excess shall be the sole property of the Company. As of June 19, 2001, the market price of the Company's stock was insufficient to extinguish the face value of the note. It is uncertain as to whether the stock price will reach a price during the term of the note to extinguish the face value of the note. As a result the Company has deferred the recognition of gain on sale of subsidiary as of March 31,2001.


Net Loss Per Share
------------------

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


RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

Operating revenue for the three months ended March 31, 2001 was $120,135 as compared to $1,339,874 for 2000. The decrease in revenues resulted from the sale of five rental properties during 2000 and a management emphasis on development of the debt registry and fund raising efforts.

LOSS FROM OPERATIONS

Net Loss from Operations for the three months ended March 31, 2001 increased to $682,866 as compared to $162,509 for the three months ended March 31, 2000. This increased loss was primarily attributable to increased costs and expense related to development of the Debt Registry and fund raising efforts.

NET LOSS

Net loss for the three months ended March 31, 2001 was $941,877, an increase of $282,751 when compared to the first three month of 2000. The increase is attributed to the development of the Debt Registry, including staffing cost and fund raising efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash and cash flow from operations are its short-term and long-term debt and increased gross revenues. At March 31, 2001, the Company had cash and cash equivalents of $1,336,901.

The Company plans to continue funding operations through revenue earned from its asset portfolio purchase and sale operations, development of the Debt Registry and proceeds from additional debt and equity capital offerings.

PART II OTHER INFORMATION

 Item 1. Legal proceedings - None

 Item 2. Changes in Securities - None

 Item 3. Defaults Upon Senior Securities - None

 Item 4. Submission of Matter to a Vote of Security Holders - None

 Item 5. Other Information - None

 Item 6. Exhibits and Reports of Form 8K - None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     Security Asset Capital Corporation,
                                     a Nevada corporation


DATED:  June 22, 2001                /s/ DAVID R. WALTON
                                     ------------------------------------------
                                     David R. Walton, Chief Executive Officer