Form 10QSB/A
period 2001-03-31
SECURITY ASSET CAPITAL CORP/NV
filed 2001-08-20
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                  AMENDMENT #4

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

                  17,456,710 of common stock shares as of March 31, 2001.
                  ----------


Transitional Small Business Disclosure Format (check one):

Yes               No    X
   ------           --------

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEET - RESTATED
                                   (UNAUDITED)
                                                                 MARCH 31, 2001
                                                                ----------------
                                     ASSETS
CURRENT ASSETS

  CASH                                                              $   136,901

  LOAN PORTFOLIO ASSETS                                               1,936,794

  ACCOUNTS RECEIVABLE                                                    42,289
                                                                    ------------

                        TOTAL CURRENT ASSETS                          2,115,984

  NOTES RECEIVABLE                                                    1,200,000

FIXED ASSETS                                                             78,250

OTHER ASSETS

  PATENTS AND PATENTS PENDING                                         1,552,500
  GOODWILL                                                            1,100,628
  DEFERRED FINANCING COST                                               215,757
  MISCELLANEOUS                                                           2,675
                                                                    ------------
                        TOTAL OTHER ASSETS                            2,871,560
                                                                    ------------

                                                                    $  6,265,794
                                                                    ============

                           LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

  NOTES PAYABLE (Including Accrued Interest of $509,115)            $ 7,350,824
  ACCOUNTS PAYABLE                                                      334,361
  ACCRUED EXPENSES                                                       75,057
                                                                    ------------
  TOTAL CURRENT LIABILITIES                                           7,760,242

DEFERRED REVENUE                                                        382,190
                                                                    ------------
                        TOTAL LIABILITIES                             8,142,432
                                                                    ------------
SHAREHOLDERS' DEFICIT

  COMMON STOCK, $.001 PAR VALUE, 25,000,000 SHARES AUTHORIZED,
         17,456,710 ISSUED                                               17,457
  ADDITIONAL PAID IN CAPITAL                                          9,528,032
  ACCUMULATED DEFICIT                                               (10,899,042)
                                                                    ------------
                                                                     (1,353,553)
  LESS:  TREASURY STOCK (328,850 shares)                               (523,085)
                                                                    ------------
                        TOTAL SHAREHOLDERS' DEFICIT                  (1,876,638)
                                                                    ------------
                                                                      6,265,794
                                                                    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - RESTATED
                                   (UNAUDITED)
                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                         2001         2000
                                                    -------------  -------------
REVENUES
  PORTFOLIO                                         $     51,213      1,225,070
  RENTAL                                                  68,922        114,804
                                                    -------------  -------------
                       TOTAL REVENUES                    120,135      1,339,874
                                                    -------------  -------------
EXPENSES
  PORTFOLIO                                               27,207        989,475
  RENTAL                                                  38,674         10,800
  GENERAL AND ADMINISTRATIVE                             646 171        502,108
                                                    -------------  -------------
                       TOTAL EXPENSES                    712,052      1,502,383
                                                    -------------  -------------

LOSS FROM OPERATIONS                                    (591,917)      (162,509)
                                                    -------------  -------------
OTHER
  INTEREST EXPENSE                                      (374,075)      (502,594)
  OTHER                                                   24,115          5,977
                                                    -------------  -------------

                       OTHER, NET                       (349,960)      (496,617)
                                                    -------------  -------------

NET LOSS                                            $   (941,877)      (659,126)
                                                    =============  =============

NET LOSS PER SHARE                                  $      (0.06)         (0.06)
                                                    =============  =============

WTD AVG SHARES USED TO COMPUTE NET LOSS PER SHARE     16,515,000     10,961,000
                                                    =============  =============


                                                SECURITY ASSET CAPITAL CORPORATION
                                                         AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)
                                             For the Three Months Ended March 31, 2001
                                                            (Unaudited)

                                             Common Stock         Treasury Stock          Additional
                                     ------------------------  -----------------------     Paid-In       Accumulated
                                         Stock         Amount      Stock     Amount         Capital         Deficit        Total
                                     ------------- ----------  ----------  -----------   -------------  ------------- -------------
Balance, December 31, 2000             15,573,510  $  15,573     328,850   $ (523,085)   $  8,746,056   $ (9,957,165) $ (1,718,621)
                                     ------------- ----------  ----------  -----------   -------------  ------------- -------------
Issuances of common stock:

   Consulting services:

   @$0.50 January 2001                     25,000         25          --           --          12,475             --        12,500

   @$0.50 February 2001                   155,000        155          --           --          77,345             --        77,500

   @$0.37 March 2001                      820,000        820          --           --         309,980             --       310,800

   @$0.37 March 2001                      300,000        300          --           --         112,200             --       112,500

   Cash:

   @ $0.25 in March 2001                  240,000        240          --           --          59,760             --        60,000

   Additional Shares for
     Universal View Acquisition
     Price Adjustment January 2001        300,000        300          --           --         168,450             --       168,750

   Interest on Notes Payable:

   @$0.50 February 2001                    43,200         44          --           --          21,556             --        21,600

   Contribution of services
     Executive officers Jan/Feb 2001           --         --          --           --          20,210             --        20,210

Net loss for three months ended
   March 31, 2001                              --         --          --           --              --       (941,877)     (941,877)
                                     ------------- ----------  ----------  -----------   -------------  -------------  ------------

Balance, March 31, 2001                17,456,710  $  17,457     328,850   $ (523,085)      9,528,032   $(10,899,042) $ (1,876,638)
                                     ============= ==========  ==========  ===========   =============  ============= =============

                         The accompanying notes are an integral part of the consolidated financial statements.

                                                                 5

                       SECURITY ASSET CAPITAL CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - RESTATED
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                         2001          2000
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET CASH FLOWS FROM OPERATING ACTIVITIES                  43,932        589,240

NET CASH FLOWS FROM INVESTING ACTIVITIES                 (42,074)       (68,799)

NET CASH FLOW FROM FINANCING ACTIVITIES                  131,600        870,309
                                                    -------------  -------------

              NET INCREASE IN CASH                       133,458      1,390,750

              CASH AT THE BEGINNING OF THE PERIOD          3,443         29,850
                                                    -------------  -------------

              CASH AT THE END OF THE PERIOD         $    136,901      1,420,600
                                                    =============  =============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
------------------------------------------

Basis of Presentation
---------------------

These condensed consolidated financial statements of Security Asset Capital Corporation and subsidiaries (the Company) do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements included in the Company's Form 10KSB for 2000. In the opinion of management, the financial information set forth in the accompanying condensed financial statements reflects all adjustments necessary for a fair statement of the periods reported and all such adjustments were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

Principles of Consolidation
----------------------------

The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation and its wholly owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc. ("SAP"), Broadband Technologies, Inc., Universal View Corporations, the DebtTrader.com and The Debt Registry. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Loan Portfolio Assets and Revenue Recognition
----------------------------------------------

Loan Portfolio Assets represent liquidating loan portfolios of delinquent accounts which have been purchased by SACC for resale and collection and are stated at cost. The cost of these Assets is the actual amount spent for the purchase, including related brokerage commissions, if any. Management believes that the proceeds from resale and collections exceed the carrying value of the Assets. The cost of the Asset is written off by a percentage of cash collections on a portfolio-by- portfolio basis. Management presently estimates that Loan Portfolio Assets in collection will realize gross collections equal to approximately three times the purchase price of the Assets. The Company, therefore, writes off one dollar of cost of Portfolio Assets for every three dollars in gross collection. Certain Loan Portfolio Assets are sold in part or in whole by the Company. Gains and losses from such sales are recorded when the Assets are sold. The Company considers a sale to have taken place when there has been a transfer of The Loan Portfolio Assets and where the Company surrenders control over the Loan Portfolio Assets to the extent the consideration other then beneficial interests in the transferred Loan Portfolio Assets is received in exchange for the Loan Portfolio Assets.


Sale of SAP Subsidiary - Restatement

On March 28, 2001, the Company sold SAP to Western Asset Limited Partnership (Western) and El Dorado Properties, Inc. (El Dorado), entities controlled by SAP's former owners, for $1,200,000 note receivable and $250,000 in cash. The note bears interest at 5% per annum payable in arrears with all unpaid Principal and interest due on March 28, 2003. The note is secured by all SAP Assets and the 900,000 shares of the Company common stock held by SAP's former Owners that were received by them in 1999 when the Company first acquired SAP. The amended June 25, 2001 Form 10-Q properly reflects the deferral of the $382,190 gain on the sale of SAP and the classification of the related note receivable of $1,200,000 as a non-current asset. The June 25 Form 10-Q corrects the Form 10-Q filed on May 21, which improperly recognized the gain in full and classified the note as a current asset. This Form 10-Q clarifies that the effect of the correction of the accounting for the sale of SAP is to increase the net loss for the three months ended March 31, 2001 by $382,190 or $0.02 per share.

This Form 10-Q and the June 25 Form 10-Q also reflect certain reclassifications of account balances and the correction of typographical errors.

Net Loss Per Share
------------------

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. Outstanding stock options during the periods presented were anti-dilutive and have been excluded from the weighted average share computation.

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

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

Revenue for the three months ended March 31, 2001 was $120,135 as compared to $1,339,874 for 2000. The decrease in revenues resulted from the decrease in Loan Portfolio sales due to management's emphasis on development of the debt registry and fund raising efforts.

NET LOSS

Net loss for the three months ended March 31, 2001 was $941,877, an increase of $282,751 when compared to the first three month of 2000. This increase is primarily due to the decline in Loan Portfolio activity, the increase in general and administrative expense resulting from the issuance of common stock for services, and the decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue funding its operations and proceeds from additional debt and equity capital offerings. There is no assurance that management will be successful in these endeavors.

PART II OTHER INFORMATION

 Item 1. Legal proceedings - None

 Item 2. Changes in Securities - None

 Item 3. Defaults Upon Senior Securities - None

 Item 4. Submission of Matters to a Vote of Security Holders - None

 Item 5. Other Information - None

 Item 6. Exhibits and Reports of Form 8K - None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     Security Asset Capital Corporation

DATED:  August 20, 2001                /s/ DAVID R. WALTON
                                     ------------------------------------------
                                     David R. Walton, Chief Executive Officer