Form 10QSB
period 2001-06-30
SECURITY ASSET CAPITAL CORP/NV
filed 2001-08-20
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the quarterly period ended June 30, 2001.

                        Commission file number 000-29039



                       SECURITY ASSET CAPITAL CORPORATION
                       ----------------------------------


            NEVADA                                               95-4729666
--------------------------------                             -------------------
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

             20,336,710 of common stock shares as of June 30, 2001.
             ----------


Transitional Small Business Disclosure Format (check one):

Yes               No    X
   ------           --------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                       SECURITY ASSET CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS

                                                                   June 30, 2001
                                                                   -------------

Current assets:
      Loan portfolio assets                                        $  1,816,863
      Related party receivables                                          21,789
      Prepaids and other                                                 68,000
                                                                   -------------
      Total current assets                                            1,906,652
                                                                   -------------

Note Receivable                                                       1,200,000

Furniture and equipment, net                                             72,241

Other assets:
      Patent and patents pending                                      1,552,500
      Goodwill (Debt Registry)                                          900,628
                                                                   -------------
      Total other assets                                              2,453,128
                                                                   -------------
                                                                   $  5,632,021
                                                                   =============

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
      Notes payable (including accrued interest of
          $696,862)                                                $  7,743,773
      Accounts payable                                                  400,700
      Accrued expenses                                                   62,928
                                                                   -------------
            Total current liabilities                                 8,207,401

Deferred revenue                                                        382,190
                                                                   -------------
            Total liabilities                                         8,589,591
                                                                   -------------

Commitments and contingencies

Shareholders' (deficit):
      Common stock, $0.001 par value, 100,000,000 shares
         authorized; 20,336,710 shares issued                            20,337
      Additional paid-in capital                                     10,278,952
      Accumulated deficit                                           (13,048,254)
                                                                   -------------
                                                                     (2,748,965)
      Less:  Treasury Stock (175,000 shares)                           (208,605)
                                                                   -------------

      Total shareholders'(deficit)                                   (2,957,570)
                                                                   -------------

                                                                   $  5,632,021
                                                                   =============

                   The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Quarter Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                For the quarter ended June 30,
                                                  2001                 2000
                                              -------------        -------------

Revenues:
      Portfolio                               $     57,165         $     69,048
      Rental                                            --              100,234
                                              -------------        -------------

      Total revenues                                57,165              169,282
                                              -------------        -------------

Expenses:
      Portfolio                                    108,403               65,990
      Rental                                            --               85,272
      General and administrative                 1,649,967              496,130
                                              -------------        -------------

      Total expenses                             1,758,370              647,392
                                              -------------        -------------

            Loss from operations                (1,701,205)            (478,110)

Other income (expense):
      Other                                             --               84,331
      Interest                                    (448,007)            (530,515)
                                              -------------        -------------
      Total other                                 (448,007)            (446,184)
                                              -------------        -------------
            Net loss                          $ (2,149,212)        $   (924 294)
                                              =============        =============


Basic and diluted net loss per share          $      (0.11)        $      (0.08)
                                              =============        =============

Shares used to compute basic and
  diluted net loss per share and loss
  before extraordinary item per share           18,897,000           11,900,000
                                              =============        =============

                   The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ((Unaudited)


                                              For the six months ended June 30,
                                                   2001                2000
                                              --------------       -------------

Revenues:
      Portfolio                               $    108,378         $  1,294,117
      Rental                                        68,922              215,038
                                              -------------        -------------

      Total revenues                               177,300            1,509,155
                                              -------------        -------------

Expenses:
      Portfolio                                    135,610            1,055,465
      Rental                                        38,674              129,166
      General and administrative                 2,296,137              965,143
                                              -------------        -------------

      Total expenses                             2,470,421            2,149,774
                                              -------------        -------------

            Loss from operations                (2,293,121)            (640,619)

Other income (expense):
      Other                                         24,115               90,309
      Interest                                    (822,083)          (1,033,110)
                                              -------------        -------------
            Total Other                           (797,968)            (942,801)

            Net loss                          $ (3,091,089)        $ (1,583,420)
                                              =============        =============

Basic and diluted net loss per share          $      (0.17)        $      (0.13)
                                              =============        =============

Shares used to compute basic and
  diluted net loss per share and loss
  item per share                                17,955,000           11,900,000
                                              =============        =============

                   The accompanying notes are an integral part of the consolidated financial statements.


                                           SECURITY ASSET CAPITAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)
                                                       (Unaudited)
                                        For the Three Months Ended June 30, 2001

                                 Common Stock         Treasury Stock      Additional
                            ---------------------  --------------------    Paid-In    Accumulated
                               Stock      Amount     Stock     Amount      Capital      Deficit       Total
                            ------------ --------  --------- ----------  ----------- ------------- ------------
Balance, March 31, 2001      17,456,710  $17,457    328,850  $(523,085)   $9,528,032 $(10,899,042) $(1,876,638)

Issuances of common stock:

   Consulting services:

   @$0.25 June 2001           2,800,000    2,800         --         --       725,200           --      728,000

   Cash:

   @ $0.32 in May 2001           80,000       80         --         --        25,720           --       25,800

   Treasury shares issued
     for services                    --       --   (153,850)   314,480            --           --      314,480

Net loss for three months ended
   June 30, 2001                     --       --         --         --            --   (2,149,212)  (2,149,212)
                            ------------ --------  ---------- ---------  ----------- ------------- ------------

Balance, June 30, 2001       20,336,710  $20,337    175,000  $(208,605)  $10,278,952 $(13,048,254) $(2,957,570)
                            ============ ========  ========= ==========  =========== ============= ============

                        The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             For the six months ended June 30,
                                                  2001               2000
                                               ----------        ----------

Cash flows from operating activities           $(323,971)        $ (50,996)
                                               ----------        ----------

Cash flows from investing activities             (42,075)           23,215
                                               ----------        ----------

Cash flows from financing activities             362,603           406,695
                                               ----------        ----------

Net (decrease) increase in cash                   (3,443)          378,914

Cash at beginning of period                        3,443            29,580
                                               ----------        ----------

Cash at end of period                          $       0         $ 408,494
                                               ==========        ==========

                   The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------

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

Principles of Consolidation
----------------------------

The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation and its wholly owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc. ("SAP")(Sold March 28, 2001), Broadband Technologies, Inc., Universal View Corporations, the DebtTrader.com and The Debt Registry. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Sale of Subsidiary
--------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

Revenues

Revenues for the three months ended June 30, 2001 were $57,165 as compared to $169,234 for 2000. The $112,069 decrease in revenues was primarily the result of the sale of the real estate subsidiary in the first quarter of 2001.

Net Loss

Net loss for the three months ended June 30, 2001 was $2,149,212 as compared to $924,294 for 2000. The $1,224,918 increase in net loss was primarily attributable to the issuance of common stock and treasury stock for consulting and other services in the amount of $1,042,480.

Six Months Ended June 30, 2001 and 2000

Revenues

Revenues for the six months ended June 30, 2001 were $177,300 as compared to $1,509,155 for 2000. The $1,331,855 decrease was primarily due to reduced Loan Portfolio activity and the sale of the real estate subsidiary in the first quarter of 2001.

Net Loss

Net loss for the six months ended June 30, 2001 was $3,091,089 as compared to $1,583,420 for 2000. The $1,507,669 increase in net loss was primarily attributable to the issuance of common stock and treasury stock for consulting and other services of $1,666,430.

Liquidity and Capital Resources

The Company plans to continue funding its operations and proceeds from additional debt and equity capital offerings. There is no assurance that management will be successful in these endeavors.

PART II  OTHER INFORMATION

Item 1. Legal proceedings: The Company is currently involved in a legal dispute with its former auditors, Pannell Kerr Forester ("PKF"), over accounting fees. PKF has sued the company for unpaid accounting fees of $150,000. The Company vigorously disputes the amount of its obligation, if any, to PKF. The Company has brought its own suit for damages against PKF.

Item 2. Changes in Securities - On June 29, 2001 at the annual meeting of the shareholders, the Articles of Incorporations were amended to increase the number of authorized common shares from 25,000,000 to 100,000,000.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - On June 29,
         2001 at the annual meeting of the shareholders, David R. Walton, Darrel Musick, David S. Walton, Randy Johnson, D.J. Hill and Richard Wensel were elected to the Company Board of Directors.

Item 5.  Other Information - None

Item 6. Exhibits and report of form 8K - From July 9, July 20, July 30 and August 1, 2001, the Company filed its form 8-K confirming the resignation of Pannell Kerr Forest as auditors and the selection of Hurley & Company as its new auditors.

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