Form 10QSB
period 2001-09-30
SECURITY ASSET CAPITAL CORP/NV
filed 2001-11-20
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the quarterly period ended September 30, 2001.

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

             26,736,710 of common stock shares as of September 30, 2001.
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

                                                                 September 30, 2001
                                                                 ------------------
Current assets:
      Loan portfolio assets                                        $  1,789,429
      Related party receivables                                          21,789
      Prepaids and other                                                 68,000
                                                                   -------------
      Total current assets                                            1,879,218
                                                                   -------------

Note Receivable                                                       1,200,000

Furniture and equipment, net                                             69,721

Other assets:
      Patent and patents pending                                      1,552,500
      Goodwill (Debt Registry)                                          900,628
                                                                   -------------
      Total other assets                                              2,453,128
                                                                   -------------
                                                                   $  5,602,067
                                                                   =============

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
      Notes payable (including accrued interest of
          $898,010)                                                $  7,895,921
      Accounts payable                                                  323,582
      Accrued expenses                                                  158,571
                                                                   -------------
            Total current liabilities                                 8,378,074

Deferred revenue                                                        382,190
                                                                   -------------
            Total liabilities                                         8,760,264
                                                                   -------------

Commitments and contingencies

Shareholders' (deficit):
      Common stock, $0.001 par value, 100,000,000 shares
         authorized; 26,736,710 shares issued                            26,737
      Additional paid-in capital                                     10,845,802
      Accumulated deficit                                           (13,822,131
                                                                   -------------
                                                                     (2,949,592)
      Less:  Treasury Stock (175,000 shares)                           (208,605)
                                                                   -------------

      Total shareholders'(deficit)                                   (3,158,197)
                                                                   -------------

                                                                   $  5,602,067
                                                                   =============

                   The accompanying notes are an integral part of the consolidated financial statements.



                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Quarter Ended September 30, 2001 and 2000
                                   (Unaudited)

                                             For the quarter ended September 30,
                                                  2001                 2000
                                              -------------        -------------

Revenues:
      Portfolio                               $     41,590         $     80,596
      Rental                                            --              112,693
                                              -------------        -------------

      Total revenues                                41,590              193,289
                                              -------------        -------------

Expenses:
      Portfolio                                     27,434               38,232
      Rental                                            --               55,879
      General and administrative                   556,022              457,840
                                              -------------        -------------

      Total expenses                               583,456              551,951
                                              -------------        -------------

            Loss from operations                  (541,866)            (358,662)

Other income (expense):
      Other                                             --                3,398
      Interest                                    (232,010)            (572,601)
                                              -------------        -------------
      Total other                                 (232,010)            (569,203)
                                              -------------        -------------
            Net loss                          $   (773,877)        $   (927 865)
                                              =============        =============

Basic and diluted net loss per share          $      (0.03)        $      (0.08)
                                              =============        =============

Shares used to compute basic and
  diluted net loss per share and loss
  before extraordinary item per share           23,932,634           12,361,000
                                              =============        =============

                   The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ((Unaudited)

                                                     For the nine months
                                                      ended September 30,
                                                   2001                2000
                                              -------------        -------------

Revenues:
      Portfolio                               $    108,378         $  1,376,202
      Rental                                        68,922              327,731
                                              -------------        -------------

      Total revenues                               177,300            1,703,933
                                              -------------        -------------

Expenses:
      Portfolio                                    163,044            1,095,183
      Rental                                        38,674              171,939
      General and administrative                 2,852,159            1,436,091
                                              -------------        -------------

      Total expenses                             3,053,877            2,703,213
                                              -------------        -------------

            Loss from operations                (2,876,577)            (999,280)

Other income (expense):
      Other                                         24,115               93,706
      Interest                                  (1,054,093)          (1,605,711)
                                              -------------        -------------
            Total Other                         (1,029,938)          (1,512,005)

            Net loss                          $ (3,864,967)        $ (2,511,285)
                                              =============        =============

Basic and diluted net loss per share          $      (0.20)        $      (0.20)
                                              =============        =============

Shares used to compute basic and
  diluted net loss per share and loss
  item per share                                19,334,000           12,265,000
                                              =============        =============

                   The accompanying notes are an integral part of the consolidated financial statements.


                                           SECURITY ASSET CAPITAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)
                                                       (Unaudited)
                                        For the Three Months Ended September 30, 2001

                                 Common Stock         Treasury Stock      Additional
                            ---------------------  --------------------    Paid-In    Accumulated
                               Stock      Amount     Stock     Amount      Capital      Deficit       Total
                            ------------ --------  --------- ----------  ----------- ------------- ------------
Balance, June 30, 2001      20,336,710  $20,337    175,000  $(208,605)  $10,278,952 $(13,048,254) $(2,957,570)

Issuances of common stock:

   Consulting services:

   @$0.14 July 2001           1,100,000    1,100         --         --       161,150           --      162,250
   @$0.14 August 2001           950,000      950         --         --       121,050           --      122,000

   Executive Services:

   @ $0.14 in July 2001         350,000      350         --         --        48,650           --       49,000
   @ $0.07 in August 2001     4,000,000    4,000         --         --       236,000           --      240,000

Net loss for three months ended
   September 30, 2001                --       --         --         --            --     (773,877)    (773,877)
                            ------------ --------  ---------- ---------  ----------- ------------- ------------

Balance, September 30, 2001  26,736,710  $26,737    175,000  $(208,605)  $10,845,802 $(13,822,131) $(3,158,197)
                            ============ ========  ========= ==========  =========== ============= ============

                        The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                         For the nine months ended September 30,
                                                  2001               2000
                                             --------------    ---------------

Cash flows from operating activities           $(324,970)        $ (375,061)
                                               ----------        ----------

Cash flows from investing activities             (42,075)          (248,909)
                                               ----------        -----------

Cash flows from financing activities             363,602            630,219
                                               ----------        ----------

Net (decrease) increase in cash                   (3,443)            6,249

Cash at beginning of period                        3,443            29,580
                                               ----------        ----------

Cash at end of period                          $       0         $  35,829
                                               ==========        ==========

                   The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 2001

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

Loan Portfolio Assets and Revenue Recognition
----------------------------------------------

Loan Portfolio Assets represent liquidating loan portfolios of delinquent accounts, which have been purchased by SACC for resale and collection and are stated at cost. The cost of these Assets is the actual amount spent for the purchase, including related brokerage commissions, if any. Management believes that the proceeds from resale and collections exceed the carrying value of the Assets. The cost of the Asset is written off by a percentage of cash collections on a portfolio-by- portfolio basis. Management presently estimates that Loan Portfolio Assets in collection will realize gross collections equal to approximately three times the purchase price of the Assets. The Company, therefore, writes off one dollar of cost of Portfolio Assets for every three dollars in gross collection. Certain Loan Portfolio Assets are sold in part or in whole by the Company. Gains and losses from such sales are recorded when the Assets are sold. The Company considers a sale to have taken place when there has been a transfer of The Loan Portfolio Assets and where the Company surrenders control over the Loan Portfolio Assets to the extent the consideration other then beneficial interests in the transferred Loan Portfolio Assets is received in exchange for the Loan Portfolio Assets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

Revenues

Revenues for the three months ended September 30, 2001 were $41,590 as compared to $193,289 for 2000. The $151,699 decrease in revenues was primarily the result of the sale of the real estate subsidiary in the first quarter of 2001.

Net Loss

Net loss for the three months ended September 30, 2001 was $773,877 as compared to $927,865 for 2000. The $153,988 decrease in net loss was primarily attributable to the reduction in interest offset by an increase in stock issued for services.

Nine months Ended September 30, 2001 and 2000

Revenues

Revenues for the nine months ended September 30, 2001 were $177,300 as compared to $1,703,933 for 2000. The $1,526,633 decrease was primarily due to reduced Loan Portfolio activity and the sale of the real estate subsidiary in the first quarter of 2001.

Net Loss

Net loss for the nine months ended September 30, 2001 was $3,864,967 as compared to $2,511,285 for 2000. The $1,353,682 increase in net loss was primarily attributable to the issuance of common stock and treasury stock for consulting and other services and the reduction in Loan Portfolio activity and the sale of the real estate subsidiary in the first quarter 2001.

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

                                     Security Asset Capital Corporation

DATED:  November 19, 2001              /s/ DAVID R. WALTON
                                     ------------------------------------------
                                     David R. Walton, Chief Executive Officer