Form 10KSB
period 2001-12-31
SECURITY ASSET CAPITAL CORP/NV
filed 2002-05-20
CIK 1103776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

         [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
() No (X)

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for the issuer's most recent fiscal year: $151,327

On December 31, 2001 the aggregate market value of the Common equity held by non-affiliates (based upon the average of bid and asked price as of December 31, 2001) was $ 1,350,000.

As of March 31, 2002 the Issuer has 31,846,710 Outstanding Shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

Part I
Item 1. Business

THE COMPANY. The Company was founded on September 22, 1993 to build, through acquisition and development, a team of vertically integrated companies structured to achieve maximum economic advantage within the asset liquidation industry. The Company has created direct relationships with most of the large and medium size financial institutions. The Company is one of the original members of the nation-wide Debt Buyers Association and the Company communicates with over 400 institutional sellers of credit card loan portfolios on a regular basis. The main direction and focus of the Company is in concentrating its efforts on launching the Debt Registry(TM). The Debt Registry(TM) is a patented online data warehouse for the ownership and the continuous update of all consumer debt portfolio transactions for the financial services industry. The Company has teamed with Expanets, Inc. the nation's largest and leading provider of converged communications solutions to businesses ranging from 20 to 500 employees, for the development and deployment of the primary and operational system and is in the process of signing up major financial institutions and portfolio buyers. The Debt Registry(TM) is a wholly-owned subsidiary of Security Asset Capital Corporation and is using a state-of-the art, n-tier, web-based architecture, to eliminate the need to install software on individual desktops, and allow clients in all parts of the U.S. to access the data repository via the Internet. Overall, management estimates that in current inventories available from financial institutions there is approximately ninety billion dollars of delinquent credit card debt in the United States alone.

ACQUISITION OR DISPOSITION OF ASSETS. Pursuant to the Disposition Agreement the Company sold 100% of the issued and outstanding common shares of Security Asset Properties, Inc. ("SAP") to Western Asset Limited Partnership ("Western") and El Dorado Properties, Inc. ("El Dorado") for $4,365,000 less encumbrances for a net value of $1,450,000, of which $250,000 in cash and a promissory note for $1,200,000 due in 2 years at 5% interest. The note is secured by 100% of the stock of SAP and 900,000 shares of Common Stock of Security
Asset Capital Corporation held by the purchasers. In evaluating the sale, the Company used valuations of assets/properties based on comparables by Coldwell Banker and used criteria such as the value of SAP' Assets, business relationships, and goodwill. A material relationship existed between the acquirers of SAP as both Western and El Dorado were entities controlled by two directors of Security Asset Capital Corporation.

SUBSIDIARIES

THE DEBT REGISTRY(TM)

The Debt Registry(TM) is an asset ownership registration and tracking system for the asset liquidation and purchasing industry as well as for financial institutions. The closest counterpart to this system is the process of CUSIP system for stocks. The asset liquidation and purchasing industry is the largest industry in which assets are bought and sold without the benefits of asset titles or filed ownership documents. As a result, a number of problems and issues exist, or have the potential to exist, in the industry. These include lack of verifiable ownership of assets within the industry; difficulty of verifying age, experience, and other important details of a particular account; potential fraud from key data changes and multiple sales; difficulty in reporting correct information to the credit bureaus; difficulty in obtaining documentation from originators on a timely basis; and inability or difficulty in locating sold accounts by debtors.

The debt buying industry will continue to grow rapidly as more financial institutions are faced with dramatic increases in consumer debt. The debt buying industry is the largest industry in which assets are bought and sold without the benefits of asset titles or filed ownership documents. As a result, a number of problems and issues exist which create potential liabilities for all of the companies in the industry, including the originators of debt, the companies buying and collecting the debt, and the credit bureaus reporting the status of the account. The implementation of The Debt Registry(TM) will provide the industry with much needed structure that should allow the industry to continue to expand in the future without inviting government regulation.

                              ACCOUNT REGISTRATION

As banks and other originators charge off non-performing debts, they are either placed for collection with contingency collection firms, or sold in portfolios to the secondary market. At present, no third party tracks accounts or maintains ownership records. The results of no supervision are potential fraudulent changing of charge-off dates, lack of verifiable ownership following sales, and difficulties in verifying age, experience, and details of an account.

Under the Debt Registry(TM) process, each time an account changes ownership, a record of that sale is forwarded to the Registry Data Base. Included in the record are identification data for the accounts, as well as experience information (agency placement, etc.). The buyer of the accounts pays the registration fee, and receives a registration relating to the accounts. Each account is assigned a registration number that is updated and tracked as ownership changes through the life cycle of the account. Once the debt is sold the second time (from the second to the third owners), the accounts are re-registered to document both the new ownership and the new collection experience. Addresses and payment information are updated at this time. At each successive sale, the account is re-registered with The Debt Registry(TM) Data Base.
At the sale of the accounts, the new buyer can verify the registration by contacting The Debt Registry(TM) and checking a sampling of the accounts. If the new buyer chooses, he can submit the full listing of accounts for verification. As in all sales, the buyer pays for the registration and verification processes. It is anticipated that the price of registration will not be a hindrance to any transaction, since initial registration costs will be less than 1/2 of 1.0% of the purchase price.
The ability to track the ownership of a particular account is also a benefit to the debtor. Debtors often cannot locate the current owner of their old debt, due to a lack of information from the originator regarding successive sales. Instead of calling each "link" in the chain of title, a debtor will need only visit www.FindMyDebts.com for up to the minute account status information.

                              ACCOUNT DOCUMENTATION

In its second phase of development, the Debt Registry(TM) Documentation Clearinghouse will develop a means of maintaining all documentation for all sold debt in an electronic format, which will significantly speed up the forwarding process.
Account statements and signed applications are the backbone of legal collection efforts. Every collector understands the frustration of spending hours "working" an account for which no documentation can ultimately be obtained. The Debt Registry(TM)'s proposed Documentation Clearinghouse will virtually eliminate these types of problems.
The Registry's Clearinghouse will eventually act as the hub for document requests. Various banks and credit grantors, are presently overwhelmed by current industry demands. All incoming requests for applications or statements will be sent directly to the clearinghouse and credit grantors would need only respond to one entity for documentation requests.

SOURCES OF REVENUE

o        DOCUMENTATION REQUESTS
Charged-off credit card accounts are currently sold with little or no documentation. Collectors who need account documents typically order them on an account-by-account basis at roughly $5.00 to $7.00 per document. Banks and other credit grantors price this service to recover their costs.

o        REGISTRY MEMBERSHIPS
All regular users of The Debt Registry(TM) would be offered membership at an annual fee. Their membership will entitle them to a monthly newsletter, access to verification services, and to account location services. For many of the secondary and later owners, this service will generate significant additional revenues, while allowing more debtors to settle accounts. The account owner will pay a locating fee to The Debt Registry(TM).

o        ACCOUNT REGISTRATION FEES
Account registration will generate significant revenue for The Debt Registry(TM). Although charged-off debt accounts are sold in large portfolios, each individual account will be registered, and the fees would be based on per account pricing. However, the cost of registration will not be a significant part of the purchase price, and will therefore not be a deterrent to the sale transaction.

o        WWW.FINDMYDEBTS.COM
Located online at www.FindMyDebts.com, this service will allow consumers to easily locate debts that have been sold by the original credit grantor to other parties. This page facilitates the payment of debt and helps the debtor to regain their good credit. Debtors enter their correct personal information and the account numbers of the accounts that they want to resolve. The possibility of fraud is virtually eliminated, as consumers can now ensure that they are paying the correct party. The system is designed for consumers who intend to both LOCATE and SETTLE old accounts, and debtors are forewarned that their contact information will be shared with the account owners. The FindMyDebts.com service is provided at no extra cost to consumers, as debt owners will pay all fees. In the long run, this will constitute one of the largest sources of revenue for The Debt Registry(TM).


BROADBAND TECHNOLOGIES, INC.

Broadband Technologies Inc. is a wholly-owned subsidiary of the Company dedicated to bringing full-screen, on-demand video to consumers via the internet. Just as companies rely on express mail services to rapidly deliver packages, business will soon rely on service providers to store and deliver video content. Industries that will benefit from the ability to cast video content directly to consumers include:

         Movie and Pay Television ,Video Rental, High-End Product Sales, Auction Centers
         Corporate Advertising, Infomercials, Travel and Real Estate, Corporate Training

The mission of Broadband Technologies, is to be an industry leader of multimedia storage and delivery. The ultimate goals of Broadband Technologies, are to service existing industries that would benefit from casting video to their clients, to bring video on demand to the home through an alliance with an established service provider, and to become the industry leader in multimedia storage and delivery.

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

   2. BANDWIDTH. Delivering dense content video over the Internet has long been a problem. However, the introduction of cable and DSL computer linkups to the marketplace has lessened the problem associated with bandwidth. Cable and other telecommunications companies continue to expand their services and drop their rates for both homes and businesses. During the next years, this expansion of Internet speed and bandwidth will continue to provide the broadband highways required to deliver content-rich information. Broadband Technologies, desires to be at the forefront of exploiting these technology advances as they continue to increase their presence in homes and businesses.

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

The challenge of bringing on-demand video to the consumer hinges mainly on the storage of dense video content. Broadband Technology's data warehousing methods, combined with currently available technology, could allow us to scale infinitely for the inventory demands of the future. Broadband Technologies, has filed five patent applications, all of which have been granted a patent pending status. These applications cover the key proprietary features of the video delivery system. The following is a summary of these five patent applications:

   1. DISTRIBUTION NETWORK. This patent utilizes a very complex and specific "Intranet" network configuration. It allows for complete redundancy of the information contained within the network and contemplates fail-proof communications.

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

We anticipate that the bulk of revenue will come from storage and delivery fees, as these will be our primary services. Companies wishing to deliver "infomercials" or training videos, as well as those that store product content in video format, constitute our prospective industrial market. We foresee industries such as real estate, education, travel and tourism all depending upon technology and services, like those that Broadband Technologies, intends to provide, for their success.

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

THEDEBTTRADER.COM

theDebttrader.com is a wholly-owned Nevada company formed January 21, 2000 to trade charged-off debt portfolios and notes over the Internet. Previously known to the asset liquidation industry as The Note and Paper Trader.com, this innovative web site is an industry-recognized forum for information and debt portfolio exchange. Over $40 million of debt was sold through this site in 1999, its first year of operation. TheDebtTrader.Com made history in February 2000 by hosting the debt trading industry's first online chat session. TheDebtTrader.com is a free-market exchange for debt buyers and sellers and is being structured to be sold in late 2002.

SECURITY ASSET MANAGEMENT, INC.

Security Asset Management Inc. is a wholly-owned California corporate subsidiary of the Company. This company was founded in 1993 to manage debt receivable portfolios, to buy and sell these portfolios at the wholesale and retail level, and to joint venture portfolio acquisitions with accredited investors. Its revenues come from management and service fees arising out of these activities.

This company attempts to target portfolios for acquisition, acquire them at the best possible price, and aid in the collection of receivables.

Today's society is becoming more and more dependent on technology. The Company intends to pursue the incorporation of the latest technologies into its methods of operation. Only companies who anticipate new market realities will be positioned at the forefront of emerging Internet industries. Broadband Technologies, Inc. represents a quantum leap by the Company into the cutting edge of communications through the Internet and The Debt Registry(TM) represents at the present time the only exclusive data based system for recording, registering, and tracking delinquent debt for the financial services industry.

COMPETITION.

The Company has experienced competition in acquiring receivable debt portfolios, including from purchasers with substantially greater resources than the Company and is concentrating its efforts on the Debt Registry(TM) product for the coming year. In purchasing debt, the Company competes with a wide range of third-party collection companies and other financial services companies, which may have substantially greater personnel and financial resources than the Company.
At the present time there is no competition for the Debt Registry(TM). It is unique in character and there is no other data base system for registering delinquent debt in the United States. The Company is in contract with Expanets, Inc. to develop the final product and has not been able to verify any competition whatsoever. However, there is a possibility that other financial services companies, which may have substantially greater personnel and financial resources than the Company could enter the marketplace and offer great competition.

BUSINESS CONCENTRATION

A majority of the Company's revenues to date have been from the purchasing and selling of debt portfolios. Considering the poor economy, the Company does not expect any significant income from portfolio sales in the first six months of 2002.

The Company is anticipating that the majority of its growth in the near future will come from the Debt Registry(TM) and Broadband Technologies. The concentration is on the Debt Registry(TM) in 2002 and then the growing of Broadband Technologies in 2003, hence, the Company ultimately will not be depending on debt purchasing and collecting for its income.

TRADEMARK AND COPYRIGHT ISSUES

The Company has one patent pending for the Debt Registry(TM) Company and several patents and patents pending owned by the Broadband Technologies Company. The Debt Registry(TM) patent pending protects the uniqueness of the registration of the debt accounts and the Broadband Technology patents are set to be expanded into the direct full motion video arena.

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

The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for the Company's services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

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

The Company has limited working capital and material tangible assets. To date, Broadband Technologies, Inc. has not created any revenues and, as a result of the significant expenditures that the Company plans to make in sales and marketing, research and development and general and administrative activities over the near term, the Company expects that Broadband Technologies, Inc. will continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual bases for the foreseeable future. There can be no assurance that the Company or Broadband Technologies, Inc. will ever achieve or be able to sustain profitability.

The Debt Registry(TM), Inc. completed its initial phase of funding to produce the primary and operational system. The company has teamed up with Expanets, Inc., the nation's largest and leading provider of converged communications solutions to businesses ranging from 20-500 employees, for development and deployment of this patented online registration and tracking system for consumer debt portfolio transactions for the financial services industry. However, the Company lacks a substantial prior operating history and the Debt Registry's(TM) prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unproven business model and the management of growth. To address these risks, the Company must, among other things, maintain and significantly increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service, respond to competitive developments, and attract, and motivate qualified personnel. There is no assurance that the Company's business strategy will be successful, or that additional capital will not be required to continue business operations.

         DEPENDENCE ON KEY MANAGEMENT. The Company is highly dependent on the services of David R. Walton, Chief Executive Officer, Darrell Musick, President, and Daniel J. Hill, Chairman of the Board Of Directors of Broadband Technologies, Inc. and Michael Seigfried, President of the Debt Registry(TM), and Daniel Johnson, also of the Debt Registry(TM). The loss of their services could have a materially adverse impact on the Company. The Company does not currently maintain any key-man life insurance policy with respect to any of these key management personnel.

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

        POSSIBLE ISSUANCE OF ADDITIONAL SHARES. The Company has authorized 100,000,000 shares of Common Stock. The Company presently has outstanding 28,196,710 shares of Common Stock, the only class of stock of the Company for which shares have been previously issued. As of the Effective Date, the Company will have authorized, but un-issued, 71,803,290 shares of Common Stock which are available for future issuance. The Company may issue shares of Common Stock beyond those already issued for cash, services, or as further employee incentives. The Company has authorized 10,000,000 shares of Preferred Stock. The Company presently has outstanding 2,767,973 shares of Preferred Stock. To the extent that additional shares of Common Stock or Preferred Stock are issued, the percentage of the Company's issued and outstanding shares of stock shall be increased and the issuance may cause dilution in the book value per share.

        DIVIDENDS NOT LIKELY. No dividends on the Company's Common Stock have been declared or paid by the Company to date. The Company does not presently intend to pay dividends on shares for the foreseeable future, but intends to retain all earnings, if any, for use in the Company's business. There can be no assurance that dividends will ever be paid on the Common Stock of the Company.

        RECEIVABLES MAY NOT BE COLLECTIBLE. The Company purchases, collects and manages previously defaulted consumer receivables generated by consumer credit card and other consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The Company purchases the receivables from credit grantors, including banks, finance companies, and other service providers. Substantially all of the receivables consist of account balances that the credit grantor has deemed uncollectable and has been charged off from its balance sheet. Before we purchase the receivables, the credit grantors generally make numerous attempts to collect on the defaulted accounts. Credit grantors typically use their in-house collection departments, as well as third-party collection agencies to attempt to collect on the overdue payments. We purchase the receivables at a significant discount to the amount the customer owes. We believe we can successfully obtain recoveries on the receivables in amounts in excess of the amount the Company pays for the receivables. Despite this belief, actual recoveries on the receivables may vary as the result of a variety of factors within and beyond our control and may be less than the amount the Company expects to recover.

        RISKS ASSOCIATED WITH NEW PRODUCTS AND NEW MARKETS. The market for Internet video services and for The Debt Registry(TM) are characterized by rapid technological changes, changing customer requirements, frequent service and product enhancements and introductions, and emerging industry standards. The introduction of services or products embodying new technologies and the emergence of new industry standards can render existing services or products obsolete and unmarketable. The Company's, Broadband Technologies, and the Debt Registry's(TM) future success will depend, in part, on its ability to develop and use new technologies, respond to technological advances, enhance its existing services and products and, develop new services and products on a timely and cost-effective basis. There can be no assurance that the Company will be successful in effectively developing or using new technologies, responding to technological advances or developing, introducing or marketing service and product enhancements or new services and products. In addition, the Company may enter into new markets in connection with enhancing its existing services and products and developing new services and products. There can be no assurance that the Company will be successful in pursuing new opportunities or will compete successfully in any new markets. There can be no assurance that a market for Internet video delivery services will develop or that any such market, if developed, will offer significant revenue opportunities for specialized video delivery service providers such as the Company. The Company's customers have only limited experience, if any, with Internet video as a marketing, advertisement and entertainment medium, and neither its customers nor their advertising agencies have devoted a significant portion of their budgets to using Internet video. In order for the Company to generate revenues, Web site owners, advertisers and entertainment companies must direct a portion of their budgets to Internet-based content delivery, marketing and advertising that incorporate video. If not, the Company's business, prospects, financial condition and results of operations from Broadband Technologies, and the Debt Registry(TM) would be materially adversely affected.

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

The bases of competition in markets for the Debt Registry(TM) while limited at this time could change and have material financial advantages over the Company's. The Debt Registry(TM) must overcome significant barriers to entry into the financial services market and as a result of its limited operation history and relatively untested operating system on the market. The Debt Registry(TM) has no competitors at this time however, in the future competitors may enter this market and have substantially greater financial, technical, managerial and marketing resources, longer operating histories, greater name recognition more established relationships with customers and content providers. Such competitors may be able to devote more resources to developing Internet services or online content than the Debt Registry(TM). Our ability to achieve and maintain a leadership position in the market will depend, among other things, on the Debt Registry's(TM) ability to provide the system and services to record all of the debt transactions, which cannot be assured. There can be no assurance that the Company or the Debt Registry(TM), Inc., will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company or the Debt Registry's(TM) will not have a material adverse effect on the Company's or the Debt Registry's(TM) business, financial condition and operating results.

         DEPENDENCE ON COMPUTER SYSTEMS. The Company, Broadband Technologies, and the Debt Registry(TM), operate through a variety of electronic mediums, including the Internet, automated touch-tone telephones, and personal computers. These methods are heavily dependent on the integrity of the electronic systems supporting them. Extraordinary user volumes could cause the Company's computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of the Company's computer systems or any other systems (e.g. online service providers, record keeping and data processing functions performed by third parties and third-party software, such as Internet browsers) could cause customers to suffer delays in receiving services. Such delays could cause substantial losses for customers and could subject the Company, Broadband Technologies, or the Debt Registry(TM) to claims from customers for losses, including litigation claiming fraud or negligence. There can be no assurance that the Company's, Broadband Technologies, or the Debt Registry's(TM) network structure will operate appropriately in the event of a computer systems failure or that, in the event of a tornado, fire or any other natural disaster, power or telecommunications failure, act of god or war, the Company, Broadband Technologies, or the Debt Registry(TM) will be able to prevent an extended computer systems failure. Any computer systems' failure that causes interruptions in the Company's, Broadband Technologies, or the Debt Registry's(TM) operations could have a material adverse effect on the Company's, Broadband Technologies, and the Debt Registry's(TM) business, financial condition and operating results.

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

         DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; LACK OF REGISTRATION THEREOF. The Company's and Broadband Technologies, Inc.'s success and ability to compete are dependent to a significant degree on its proprietary technology. The Company, Broadband Technologies, and the Debt Registry(TM) regard their technology as proprietary and attempt to protect it with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. The Company, Broadband Technologies, the Debt Registry's(TM) rely primarily on state and federal copyright, trade secret and trademark common law to protect their proprietary technology. The Company, Broadband Technologies, and the Debt Registry(TM) have several unregistered trademarks and various unregistered copyrights. Broadband Technologies, Inc. has patents pending with respect to its technology. The Debt Registry(TM) Inc., has patents pending with respect to its technology. There can be no assurance that any patent will issue from these applications or that, if issued, any claims allowed will be sufficiently broad to protect the technology.
In addition, there can be no assurance that any patent will not be challenged, invalidated or circumvented, or that any rights granted there under would provide proprietary protection. It is the Company's, Broadband Technologies, and the Debt Registry's(TM) policy to enter into confidentiality and non-competition agreements with their associates and generally to control access to and distribution of its proprietary technology. Notwithstanding the precautions taken by the Company, Broadband Technologies, and the Debt Registry(TM) to protect their intellectual property rights, it is possible that third parties may copy or otherwise obtain and use the Company's, Broadband Technologies, and the Debt Registry's(TM) proprietary technology without authorization or otherwise infringe on the Company's, Broadband Technologies, and the Debt Registry's(TM) proprietary rights. It is also possible that third parties may independently develop technologies similar to those of the Company, Broadband Technologies, and the Debt Registry(TM). Policing unauthorized use of the Company's, Broadband Technologies, and the Debt Registry's(TM) intellectual property rights may be difficult, particularly because it is difficult to control the ultimate destination or security of information transmitted over the Internet. The Company, Broadband Technologies, and the Debt Registry(TM) believe that due to the rapid pace of technological innovation for Internet products and services, the Company's, Broadband Technologies, and the Debt Registry's(TM) ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel than upon the legal protections afforded its existing technology. In addition, the laws of foreign countries may afford inadequate protection of intellectual property rights.

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

The Company has carefully structured its corporate operations and business activities in a manner which, to the degree possible, avoids the application of United States or state securities laws. The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, and not with protecting the interests of the Company's stockholders. Persons functioning as broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the barring, suspension or expulsion of a broker-dealer or any of its officers or employees, any of which could have a material adverse effect on the Company's business, financial condition and operating results.>

The Company conducts a significant portion of its business through the Internet and other electronic mediums and intends to expand its use of such mediums. To date, the use of the Internet has been relatively free from regulatory restraints. The SEC and certain states, however, are beginning to address the regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations probably will be adopted that constrain the Company's ability to transact business through the Internet or other electronic mediums. Any additional regulation of the Company's use of electronic mediums could render its business or operations more costly, less efficient, or even impossible.

ITEM 2. PROPERTIES

The Company's principal corporate offices are located at 701 B Street Suite 1775, San Diego, Ca 92101 and consist of approximately 1350 square feet. This facility is leased on a long-term lease expiring February 2003. The Scottsdale facility is on a month-to-month lease.

The Company sold its Security Asset Properties subsidiary in 2001. Security Asset Properties purchased cash-flowing single and multi-family residential rental properties in San Diego County.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, other than in the normal course of business, that would materially affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Trading Symbol - SCYA
Stock Exchange Listings - NASDAQ OTC Bulleting Board
Shareholders - At April 30, 2002, there were approximately 480 shareholders of record.

FISCAL YEAR 2000             HIGH             LOW
----------------             ----             ---

First Quarter                2.75             2.25
Second Quarter               2.00             1.81
Third Quarter                .81              .75
Fourth Quarter               .65              .56

FISCAL YEAR 2001             HIGH             LOW
----------------             ----             ---

First Quarter                .68              .53
Second Quarter               .32              .23
Third Quarter                .15              .10
Fourth Quarter               .08              .07


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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


Overview

In December 2001, the Company converted approximately $5.2 million of its short term debt into preferred stock with conversion rights at $2.00 per share and the balance of $2.2 million of the short term debt into 16 to 24 month notes at an annual interest rate of 4%.

A majority of the Company's revenues to date have been from the purchasing and selling of debt portfolios.

The Company is anticipating that the majority of its growth in the near future will come from the Debt Registry(TM) and Broadband Technologies. The concentration is on the Debt Registry(TM) in 2002 and then the growing of Broadband Technologies in 2003.

RESULTS OF OPERATIONS

Revenues

Revenues decreased to $151,327 in 2001 from $1,533,504 in 2000 as a result of the sale of the real estate subsidiary (SAP) in the first quarter of 2001 and the adverse economic conditions during 2001 which negatively affected Credit card portfolio activities.

Expenses

Portfolio expenses were essentially unchanged, while general and administrative expenses were reduced primarily due to the sale of SAP and improved cost management.

Net loss per share

Net loss per share of $.24 in 2001 decreased from $.61 in 2000 as a result of the decrease in net loss of $2,303,600 and the increase of approximately nine million shares in the average number of shares outstanding.

Liquidity and Capital Resources

The Company plans to continue funding its operations from the proceeds of additional debt and equity capital offerings. There is no assurance that management will be successful in these endeavors.

In December 2001, the Company converted approximately $5.2 million of its short-term debt into preferred stock with conversion rights at $2.00 per share and the balance of $2.2 million of the short-term debt into 16 to 24 months obligations at an annual interest rate of 4%.

ITEM 7. FINANCIAL STATEMENTS

See Section F

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 26, 2001, Security Asset Capital Corporation and the registrant's previous independent auditors, PANNELL KERR FORSTER (PKF) terminated the client-auditor relationship. The reports of PKF on the Registrant's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that the report for the year ended December 31, 2000 include a paragraph expressing substantial doubt as to the Company's ability to continue as a going concern. During the Registrant's two most recent fiscal years and through the date of this report, there have been no disagreements with PKF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PKF would have caused PKF to make reference thereto in their report on financial statements. During the two most recent fiscal years and through June 26, 2001, there have been no reportable events as defined in Regulation S-K Item 304 (a) (1) (v)).

On July 19, 2001, the Registrant engaged Hurley & Company as its new independent auditors. During the two most recent fiscal years and through today's date, the Registrant has not consulted with Hurley & Company on items which (1) are described in Regulation S-K Item 304(a)(2)(i) or (2) concerned the subject matter of a disagreement or reportable event with the former accountants (as described in Regulation S-K Item 304(a)(2)(ii)).

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our directors and officers.

DAVID R. WALTON, 53, has been the Chairman of the Board and Chief Executive Officer of the Company since 1993. From 1987 until 1993, Mr. Walton was Executive Vice President of El Dorado Asset Management, a financial services firm, and President of Desert Financial Services, Inc., a company that developed over 3,000 condominiums in California. Mr. Walton recently was responsible for restructuring most of the Company's debt into equity and long term low interest obligations. Mr. Walton received his Juris Doctorate from California Western School of Law in 1976.

DARRELL MUSICK, 66, has been the President of the Company since 1993. Since 1997, Mr. Musick has been on the Board of Directors of the Debt Buyers Association, and maintains direct relationships with credit grantors from the credit card, financing, banking and commercial industries. Previously, Mr. Musick was Regional Manager of Fedmart, now known as Costco, where he worked from 1958 through 1964. From 1964 to 1982, he was General Manager of Crocker Capital Corporation, an investment company. Mr. Musick has been treasurer of the nationwide "Debt Buyers Association" for the past two years.

DANIEL J. HILL, 49, has been a Director of the Company since 1998. Mr. Hill has over 20 years management experience in the high technology electronics business. >From 1992 until 1995, Mr. Hill was the Chief Executive Officer of Micro Component Technology, Inc. (MCTI). Since 1995, Mr. Hill has been the Executive Director, Semiconductor Industry at PriceWaterhouseCoopers. From 1980 until 1992, Mr. Hill was Vice President and Division General Manager of National Semiconductor, where he was responsible for over 6,000 employees. Mr. Hill is an industry speaker and publisher in the semi-conductor field. He has served on 20 different boards of directors of technology companies in eight countries.

RICHARD GARTRELL, 53, has been the Chief Financial Officer of the Company since 1998. Mr. Gartrell was a Senior Tax Accountant at Arthur Andersen & Co from 1974 until 1978. He became a Certified Public Accountant in the State of Colorado in 1975. From 1981 until 1989, Mr. Gartrell was the Corporate Vice President of Operations and Finance of the Bill L. Walters Company, Inc., with responsibilities including financial reporting and management of 110 diverse entities. From 1991 and 1998, Mr. Gartrell was an independent consultant to various companies in the real estate, investment, banking and online business. Mr. Gartrell is a recognized expert in the preparation and implementation of project feasibility plans, marketing, financial controls, loan negotiations and joint venture structuring. Mr. Gartrell has worked extensively as a forensic accountant in civil and family law litigation and has been qualified in the California court system as an expert witness in real estate, finance, and accounting.

DAVID S. WALTON, 75, has been the Secretary, Treasurer and a Director of the Company since 1996. Mr. Walton is David R. Walton's father. Mr. David S. Walton has substantial experience in internal controls and auditing. Mr. Walton was President of Transeastern Commodities, Inc., as well as the internal auditor and a consultant for James Copley of the Copley newspaper chain. Additionally, Mr. Walton consulted for the Loomis Armored Car and Courier Services, the James White Oil Company, and the Eleventh Naval Headquarters in San Diego. Mr. Walton is the founder and an owner of the San Diego Athletic Club.

Michael Seigfried, 59 has been the President of the Debt Registry(TM) since December, 2001 His career includes executive positions in sales, marketing and operations at IBM, sales and operations at ROLM/Siemens, global operations at MasterCard and sales and marketing at MicroAge. Mr. Seigfried has very extensive experience in sales and marketing, computer systems and information management, telecommunications, purchasing and inventory control, customer service, corporate operations and Internet applications. Mr. Siegfried was Senior Vice President - MasterCard International Corporate Services, and managed a budget of $300 million, 2 major locations, 28 smaller domestic and international locations, a total of one million square feet of office space. At ROLM Company (IBM and Siemens Joint Venture) Mr. Seigfried was the director of Corporate Marketing Operations and Quality where he managed a budget of $100 million, all corporate operations and internal systems for 2 major locations, 100 smaller domestic locations, a total of two million square feet of office space and at IBM, Mr. Seigfried was Director of Quality - U.S. Sales and Marketing Division. Mr. Seigfried has an excellent record of building successful and profitable organizations.

The Directors and Executive officers named above will serve until the next annual meeting of the shareholders of the Company in the year 2001. Directors will be elected for one-year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.

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

Effective March 2001, the Board accepted the resignation of Daniel Smith and Daniel Dallenbach from the Board of Directors. Both Mr. Dallenbach and Mr. Smith resigned when Security Asset Properties was sold and their respective time was needed to be spent elsewhere. Effective September 28, 2001, the board of Directors also accepted the resignation of Randall Johnson and on December 20, 2001 the board of directors accepted the resignation of Richard Wensel in order to pursue his fulltime efforts in facilitating the Debt Registry(TM).

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all annual and long-term compensation for services in all capacities to the Company for the last fiscal year in respect of each of the individuals who were, as of December 31, 2001, considered executive officers.

David R. Walton      53       CEO, Director since 1993
Darrell G. Musick    66       President, Director Since 1993
David S. Walton      76       Secretary, Director Since 1999
Richard Gartrell     53       CFO, Since 1998
Daniel J. Hill       49       Director, Since 1998

                           SUMMARY COMPENSATION TABLE
                                   ANNUAL                                 LONG TERM
                                C0MPENSATION                            COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR           SALARY & FEES      RESTRICTED STOCK        SECURITIES
                                                                           AWARDS         UNDERLYING OPTIONS
David R Walton                      2001              $23,565             $100,000                0
 Chief Executive Officer
Darrell Musick                      2001              $18,500             $100,000                0
 President
Richard Gartrell                    2001               $0,000              $56,000              $7,407
 Chief Financial Officer
David S Walton                      2001              $21,000             $100,000                0
 Secretary

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about our directors and executive officers.

                          NAME OF             SHARES OF
    TITLE OF CLASS    BENEFICIAL OWNER       COMMON STOCK    PERCENT OF CLASS(h)
    --------------    ----------------       ------------    -------------------

   Common             Cede & Company(a)        6,877,418           24.40%

                      Darrell Musick(b)        2,750,000            9.57%

                      David R. Walton(c)       2,275,000            8.07%

                      David S. Walton(d)       1,575,000            5.59%
Directors and
Officers as a
Group                                          6,550,000           23.23%


(a) Cede & Company is a holding company for private investors. Cede & Company does not hold any shares of the Company's Common Stock for the benefit of any of the Company's officers or directors.

(b) Mr. Musick and his wife, Marie A. Musick, are the beneficial owners of Tonda Corporation, a Nevada corporation, that owns 1,400,000 shares of the Company's Common Stock. Although Mr. Musick disclaims beneficial ownership of more than the shares listed, his son, Daniel Warren Musick, owns 883 shares, his mother, Esther G. Musick, owns 333 shares, and his wife, Marie A. Musick, owns 333 additional shares.

(c) Mr. David R. Walton is one of the beneficial owners of Jade Corporation, a Nevada corporation, that owns 1,100,000 shares of the Company's Common Stock. Although Mr. Walton does not beneficially own more than the shares listed, his brother, Jeffrey Walton, his sister, Christina Walton, are also beneficial owners of Jade Corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits


        1       Certificate of Incorporation of the Company - Nevada

        2       Bylaws of the Company

        3       Stock Option Plan (1997)

        (b) Report on Form 8-K - None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     Security Asset Capital Corporation,
                                     a Nevada corporation


DATED: May 17, 2002                  /s/ DAVID R. WALTON
                                     ------------------------------------------
                                     David R. Walton, Chief Executive Officer

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                 For The Years Ended December 31, 2001 and 2000




                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                -----------------

INDEPENDENT AUDITORS'REPORT                                               F-1

INDEPENDENT AUDITORS'REPORT                                               F-1A

FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                    F-2 - F-3

      Consolidated Statements of Operations                               F-4

      Consolidated Statements of Shareholders'
        Equity                                                      F-5 - F-6

      Consolidated Statements of Cash Flows                         F-7 - F-8

      Notes to Consolidated Financial Statements                    F-9 - F-24

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




San Diego, California                        PANNELL KERR FORSTER
April 12, 2001                                      Certified Public Accountants
                                                    A Professional Corporation

                                      F-1A

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 2001


                                     ASSETS
                                     ------

Current assets:
      Cash                                                           $       --
      Loan portfolio assets                                             400,000
      Related party receivables - directors                              21,789
      Prepaid expenses and other assets                                  67,200
                                                                     -----------
            Total current assets                                        488,989
                                                                     -----------

Loan portfolio, net of current portion                                  400,000

Long-term notes receivable, related party                             1,200,000

Furniture and equipment, net                                             67,201

Patent and patents pending                                            1,552,500

The Debt Registry domain names                                          900,628
                                                                     -----------

            Total assets                                             $4,609,318
                                                                     ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 ----------------------------------------------

Current liabilities:
      Bank overdraft                                                     25,963
      Accounts payable                                                  422,251
      Accrued expenses and other liabilities                            158,573
      Notes payable                                                     968,154
                                                                   -------------
        Total current liabilities                                     1,574,941
                                                                   -------------

Notes payable, net of current portion                                 1,841,117

Deferred revenue                                                        382,190
                                                                   -------------
        Total liabilities                                             3,798,248
                                                                   -------------


Commitments and contingencies                                                --


Shareholders' equity:
      Preferred stock, par value $0.001,
        20,000,000 authorized, 2,579,154 issued
        and outstanding, total liquidation
        preference $5,158,308                                             5,158
      Common stock, $0.001 par value, 100,000,000
        shares authorized; 28,196,710 shares
        issued and outstanding                                           28,197
      Additional paid-in capital                                     16,069,116
      Accumulated deficit                                           (15,082,801)
      Less treasury stock at cost, (175,000 shares)                    (208,600)
                                                                   -------------
        Total shareholders' equity                                      811,070
                                                                   -------------
        Total liabilities and shareholders' equity                 $  4,609,318
                                                                   =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000

                                                        2001            2000
                                                   -------------   -------------
Revenues:
   Portfolio                                       $    151,327    $  1,533,504
                                                   -------------   -------------

   Total revenues                                       151,327       1,533,504
                                                   -------------   -------------
Expenses:
   Portfolio                                          1,202,473       1,251,527
   General and administrative                         2,856,152       5,235,820
                                                   -------------   -------------

   Total expenses                                     4,058,625       6,487,347
                                                   -------------   -------------

      Loss from operations                           (3,907,298)     (4,953,843)

Other income (expense):
   Other income                                          14,526          29,280
   Gain (loss) on sale of assets                          9,587         (84,296)
   Interest expense (including amortization of
     deferred financing costs of $273,160 and
     $1,079,154 in 2001 and 2000, respectively)      (1,072,699)     (2,041,806)
   Other expenses                                            --        (135,468)
   Impairment of acquired goodwill                     (200,000)       (675,000)
                                                   -------------   -------------

   Total other expense                               (1,248,586)     (2,907,290)
                                                   -------------   -------------

      Loss before discontinued operations
         and income tax benefit                      (5,155,884)     (7,861,133)

Income from discontinued operations                      30,248         181,897
                                                   -------------   -------------

      Loss before income tax benefit                 (5,125,636)     (7,679,236)

Income tax benefit                                           --         250,000
                                                   -------------   -------------

Net loss                                           $ (5,125,636)   $ (7,429,236)
                                                   =============   =============

Basic and diluted net loss per share               $      (0.24)   $      (0.61)
                                                   =============   =============

Shares used to compute basic and diluted
      net loss per share                             21,328,000      12,247,066
                                                   =============   =============
                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                              SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                For the Years Ended December 31, 2001 and 2000

                                                    Common Stock             Treasury Stock           Preferred Stock
                                            --------------------------  --------------------------   -------------------
                                                Stock        Amount        Stock         Amount      Stock    Amount
                                            ------------  ------------  ------------  ------------   -----  ------------
Balance, December 31, 1999                   10,826,000   $    10,826            --   $        --      --   $        --

Issuances of common stock:

  Consulting services:

      February and March 2000                   331,500           332            --            --      --            --

      April 2000                                200,000           200            --            --      --            --

      July and August 2000                      237,500           237            --            --      --            --

      October, November and
        December 2000                         1,555,000         1,555            --            --      --            --

   Acquisition of subsidiary,
      Universal View Corp.                      400,000           400            --            --      --            --

   Acquisition of subsidiary,
      The Debt Registry                       1,100,000         1,100            --            --      --            --

   Settlement of legal dispute                   75,000            75            --            --      --            --

   Services of executive officers 750,000           750            --            --            --                    --

   Various consulting services                   98,510            98            --            --      --            --

   Issuance of common stock
   options for consulting services                   --            --            --            --      --            --

   Purchase of treasury shares                       --            --       328,850      (523,085)     --            --

Net loss for the year ended
   December 31, 2000                                 --            --            --            --      --            --
                                            ------------  ------------  ------------  ------------   -----  ------------
Balance, December 31, 2000                   15,573,510   $    15,573       328,850   $  (523,085)     --   $        --

                                                                                                              (CONTINUED)

                                             Additional
                                               Paid-In     Accumulated
                                               Capital       Deficit        Total
                                            ------------  ------------   ------------
Balance, December 31, 1999                  $ 3,422,274   $(2,527,929)   $   905,171

Issuances of common stock:

  Consulting services:

      February and March 2000                   625,269            --        625,601

      April 2000                                382,300            --        382,500

      July and August 2000                      255,907            --        256,144

      October, November and
        December 2000                           941,414            --        942,969

   Acquisition of subsidiary,
      Universal View Corp.                      899,600            --        900,000

   Acquisition of subsidiary,
      The Debt Registry                         899,528            --        900,628

   Settlement of legal dispute                  135,394            --        135,469

   Services of executive officers 750,000       533,156            --        533,906

   Various consulting services                   78,872            --         78,970

   Issuance of common stock
   options for consulting services              572,342            --        572,342

   Purchase of treasury shares                       --            --       (523,085)

Net loss for the year ended
   December 31, 2000                                 --    (7,429,236)    (7,429,236)
                                            ------------  ------------   ------------
Balance, December 31, 2000                  $ 8,746,056   $(9,957,165)   $(1,718,621)

                              The accompanying notes are an integral part of the
                                      consolidated financial statements.

                                                     F-5

                              SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                For the Years Ended December 31, 2001 and 2000

                                         Common Stock             Treasury Stock           Preferred Stock
                                  -------------------------  ------------------------   ----------------------
                                      Stock        Amount      Stock        Amount        Stock       Amount
                                  -------------  ----------  ----------   -----------   -----------  ---------
Issuances of common stock:

  Consulting services                9,180,000   $   9,180    (153,850)   $  314,485            --   $     --

  Interest and financing costs         143,200         144          --            --            --         --

  Services of
    executive officers               3,000,000       3,000          --            --            --         --

  Issued in acquisition                300,000         300          --            --            --         --

Issuance of preferred stock
 in conversion of notes payable             --          --          --            --     2,579,154      5,158

Net loss for the year ended
  December 31, 2001                         --          --          --            --            --         --

                                  -------------  ----------  ----------   -----------   -----------  ---------

Balance, December 31, 2001          28,196,710   $  28,197     175,000    $ (208,600)    2,579,154   $  5,158
                                  =============  ==========  ==========   ===========   ===========  =========

                                                                                                   (CONTINUED)

                                   Additional
                                     Paid-In      Accumulated
                                     Capital        Deficit          Total
                                  -------------  -------------   -------------
Issuances of common stock:

  Consulting services             $  1,789,080   $         --    $  2,112,745

  Interest and financing costs          35,456             --          35,600

  Services of
    executive officers                 177,000             --         180,000

  Issued in acquisition                168,750             --         169,050

Issuance of preferred stock
 in conversion of notes payable      5,152,774             --       5,157,932

Net loss for the year ended
  December 31, 2001                         --     (5,125,636)     (5,125,636)

                                  -------------  -------------   -------------

Balance, December 31, 2001        $ 16,069,116   $(15,082,801)   $    811,070
                                  =============  =============   =============

                              The accompanying notes are an integral part of the
                                      consolidated financial statements.

                                                     F-6

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000


                                                              2001           2000
                                                          ------------   ------------
Cash flows from operating activities:
   Net loss                                               $(5,125,636)   $(7,429,236)
   Adjustments to reconcile net loss to net
     cash flows used in operating activities:
       Depreciation and amortization                           11,169        261,471
       Amortization of deferred financing costs               273,160      1,079,154
       Loss on sale of property and equipment                                 84,296
       Increase in accrued interest on notes payable                         375,829
       Issuances of common stock for settlement
          of legal disputes                                                  135,469
       Issuances of common stock for consulting
          and other services                                2,002,910      2,286,184
       Issuances of common stock for consulting
          and other services of executive officers            180,000        533,906
       Impairment of acquired goodwill                        200,000        675,000
       Issuance of common stock options for
          consulting and other services                            --        572,342
       Conversion of notes payable into preferred stock       267,161             --
       Sale of rental properties for
          note receivable from related party                2,275,594             --
   Changes in operating assets and liabilities:
    (Increase) decrease in:
       Cash in transit                                             --      1,649,972
       Loan portfolio assets                                1,149,598      1,294,266
       Related party receivables - directors                   24,500       (213,361)
       Prepaid expenses and other assets                      (64,700)            --
       Other assets                                            21,916             --
     Increase (decrease) in:
       Payables, accrued expenses and other liabilities       230,313     (1,530,095)
       Deferred income taxes payable                               --       (250,000)
                                                          ------------   ------------

       Net cash flows provided by
        (used in) operating activities                      1,445,985       (474,803)
                                                          ------------   ------------

Cash flows from investing activities:
   Acquisition/additions to rental properties                      --        (46,704)
   Purchase of property and equipment                          (6,263)       (32,698)
   Proceeds from sale of rental properties, net                    --        837,276
   Acquisition of subsidiary                                       --       (125,000)
                                                          ------------   ------------

      Net cash flows used in by investing activities           (6,263)       632,874
                                                          ------------   ------------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                         SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           For the Years Ended December 31, 2001 and 2000


                                                                             2001           2000
                                                                         ------------   ------------
Cash flows from financing activities:
   Increase in bank overdraft                                            $    18,921    $    (7,042)
   Increase in deferred financing costs                                           --       (948,067)
   Purchase of treasury stock                                                314,485       (314,480)
   Repayments of notes payable                                                    --     (6,915,548)
   Borrowings of notes payable                                                    --      8,604,151
   Borrowing of note payable                                                      --         50,000
   Repayments of long-term debt                                           (1,776,571)      (653,222)
                                                                         ------------   ------------

      Net cash flows used in financing activities                         (1,443,165)      (184,208)
                                                                         ------------   ------------

Net decrease in cash                                                          (3,443)       (26,137)

Cash at beginning of year                                                      3,443         29,580
                                                                         ------------   ------------

Cash at end of year                                                      $        --    $     3,443
                                                                         ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
      Interest                                                           $        --    $   622,391
                                                                         ============   ============
      Income taxes                                                       $        --    $        --
                                                                         ============   ============

Supplemental disclosure of noncash investing and financing activities:

      Issuance of common stock for patent and patents pending
            technology, other technology and the acquisition of
            Universal View Corporation and The Debt Registry             $        --    $ 1,800,628
                                                                         ============   ============

      Acquisition of treasury stock in exchange for note
            receivable - executive officer                               $        --    $   208,605
                                                                         ============   ============


                               The accompanying notes are an integral
                           part of the consolidated financial statements.

                                                 F-8

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

         Security Asset Properties, Inc. ("SAP"), a Nevada corporation, owns and operates fourteen income producing residential properties in San Diego County, California. This corporation, formerly known as Four D Corporation, was acquired in a stock swap on October 31, 1999, whereby SACC acquired 100% of the outstanding common stock of Four D Corporation in exchange for 900,000 shares of Security Asset Capital Corporation's common stock. This transaction has been recorded as a purchase. The excess fair value of assets acquired over liabilities assumed of $1,067,810 was allocated to rental real estate. The results of operations of the acquired business have been included in Security Asset Capital Corporation and subsidiaries' consolidated results of operations from the date of acquisition. SAP was sold to officers of SAP in March 2001. (See Note 4)

         Broadband Technologies, Inc. ("Tech"), a Nevada corporation, was formed in 1999. Tech was capitalized by the contribution from SACC of a patent and certain patents pending and licensing for direct on-line full screen video technology which was acquired for cash and stock in 1999 by SACC. Tech will continue development of its capability for video streaming on-line and enhanced distributive database management on the Internet. There has been no activity within this segment in 2000 or 2001.

         The Debt Trader holds certain technology and rights related to an online market place for buyers and sellers of distressed debt portfolios, internally known as theDebtTrader.com.

         The Debt Registry, a Nevada corporation has contracted with Expanets, Inc. to develop the software system which applies to the registration and tracking of individual debt accounts sold by lending institutions to third parties. The CUSIP type tracking system will bring order and accountability to the buying and selling of debt portfolios in a manner similar to what the Department of Motor Vehicles does for the automotive industry. The Company has had tentative agreements for over a year with five major banks and companies to require the registration of their credit card accounts when they are sold to third parties. Management anticipates The Debt Registry will be operating prior to the end of the second quarter of 2002.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         Universal View Corp., a development stage reporting public shell corporation was acquired by the Company during 2000 through a reverse merger for $1,025,000 consisting of cash in the amount of $125,000 and 400,000 shares of the Company's common stock. Universal View Corp. had no activity during the year ended December 31, 2001.

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation and its wholly-owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc., (prior to its sale in March 2001) Broadband Technologies, Inc., the DebtTrader.com and The Debt Registry. All significant intercompany accounts and transactions have been eliminated in consolidation.

FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheets for cash, bank overdraft, accounts payable, loan sales payable to third parties, loan portfolio payable, accrued expenses and notes payable approximate fair value due to the immediate short-term maturity of these financial instruments. The fair value of the Company's long-term obligations approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

FAIR VALUE OF LOAN PORTFOLIO ASSETS

         The fair value of the Loan Portfolio Assets as evaluated by management is estimated by using available market information and other valuation methodologies. Management estimates the fair value of the Company's Loan Portfolio Assets to exceed the related book value.

         Management estimates that the gross margin on resales of loan portfolio assets approximates 10% and that the gross potential collections from the Loan Portfolio Assets held as of December 31, 2001 will be in the range of $2,000,000 to $3,000,000, with estimated related collection costs of approximately 50% to 60%. These assets are carried on the books of the Company at $800,000 at December 31, 2001.

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

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

LOAN PORTFOLIO ASSETS AND REVENUE RECOGNITION

         Loan Portfolio Assets ("Portfolio Assets") represent liquidating loan portfolios of delinquent accounts which have been purchased by SACC for resale and collection and are stated at cost. The cost of the Loan Portfolio Assets are the actual dollars spent for the purchase of the portfolio, including related brokerage commissions, if any. Management believes that the proceeds from resale and collections exceed the carrying value of $800,000.

         Loan Portfolio Asset costs are written off by a percentage of cash collections on a portfolio-by-portfolio basis. Management had estimated that Portfolio Assets in collection would realize gross collections equal to approximately three times the purchase price of the Portfolio Assets. The Company, had written off one dollar of cost of Portfolio Assets for every three dollars in gross collection. In 2001, the estimate of future collection was reduced such that the Company will now write off $0.90 of cost for every dollar of gross collection.

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

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

NET LOSS PER SHARE

         Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if preferred stock were converted, stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2001 and 2000, options to purchase 1,980,000 and 1,780,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation. The 2,579,154 shares of preferred stock outstanding at December 31, 2001 are also anti-dilutive and not included in the computation.

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

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

PREFERRED STOCK

         The Company has authorized 20,000,000 shares, $0.001 par value. of preferred stock. The preferred stock has a $2.00 per share liquidation preference. A voluntary conversion anytime between September 30, 2002 and August 30, 2003 and an automatic conversion upon closing of a public offering with a value of at least $20,000,000.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of the fair value of rental real estate acquired, the expected future return on investment in the Broadband technology and the Debt Registry. Expected collections on the loan portfolio and the ultimate collectibility of the note due from the sale of SAP are also significant estimates. Actual results could materially differ from those estimates.

COMPREHENSIVE INCOME

         The FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement effective January 1, 1998. For the years ended December 31, 2001 and 2000, the Company had no material items that were required to be recognized as components of comprehensive income.

DERIVATIVE INSTRUMENTS

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). SFAS No. 137 delays the effective date of implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company adopted SFAS No. 137 in the first quarter of 2001 and it has not had a material impact on the consolidated financial statements.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

RECLASSIFICATIONS

         Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

         During the two years ended December 31, 2001 and 2000, the Company has suffered recurring losses from operations, significant negative working capital and no guaranteed access to capital resources. At present, the Company's working capital plus limited capital resources will not be sufficient to meet the Company's near term capital needs.

         Further, the Company's largest assets, the Debt Registry and the Broadband Technology, are not generating any revenue. The note receivable from a related party has no payments due until March 2003.

         Management is hopeful that the Debt Registry will become operational in June 2002. Management is planning to borrow and raise investment capital sufficient to fund the Debt Registry. The Broadband technology company has received encouragement from competitors bringing the direct full-motion view on-demand concept to market. Management hopes to find a partner to bring this concept to market.

         It is not possible to predict the success of management's subsequent efforts to achieve profitability. If management is unable to achieve its goals, the Company may find it necessary to undertake other actions as may be appropriate to continue operations and meet its commitments.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - LOAN PORTFOLIO ASSETS
------------------------------

         Loan portfolio assets comprise liquidating loan portfolios purchased by the Company for resale and collection. As discussed in Note 1, the Loan Portfolio Assets are recorded at $800,000 at December 31, 2001. Management believes that the proceeds from resale and collections exceed the carrying value.

NOTE 4 - SALE OF INVESTMENT IN RENTAL REAL ESTATE
-------------------------------------------------

         In 2001, the Company sold its subsidiary SAP to Western Asset Limited Partnership ("Western") and El Dorado Properties, Inc. ("El Dorado"),

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 4 - SALE OF INVESTMENT IN RENTAL REAL ESTATE (Continued)
-------------------------------------------------

         entities controlled by SAP's former owners, for $1,200,000 note receivable and $250,000 in cash. The note bears interest at 5% per annum payable in arrears with all unpaid principal and interest due on March 28, 2003. The note is secured by SAP's stock as well as the 900,000 shares of the Company's common stock owned by SAP's former owners that were received by them in 1999 when the Company first acquired SAP. The sale of SAP resulted in a deferred gain of $382,190 at December 31, 2001. The gain and the interest on the note will be recognized when the amounts are collected. The shareholders of SAP have agreed not to sell or encumber the rental properties owned by SAP without prior notification and approval by SCYA Management.


NOTE 5 - FURNITURE AND EQUIPMENT
--------------------------------

                 Furniture and equipment                          $      95,972
                 Less: accumulated depreciation                         (28,771)
                                                                  --------------
                                                                  $      67,201
                                                                  ==============


NOTE 6 - PATENTS AND PATENTS PENDING
-------------------------------------

         During 1999, the Company acquired a patent, certain patents pending and licensing for direct on-line full-motion video on-demand technology in exchange for stock. The patent and patents pending have been recorded at fair market value at the date of acquisition based on an appraisal obtained by management. The Company will begin amortizing these intangible assets when the product pertaining to the patents is available for use by outside parties.

         Management is seeking a working cable system joint venture partner to fully develop the revenue potential of Broadband Technologies' patents and patents' pending.

         Broadband Technologies, in furtherance of its business model, plans to have earnings in late 2003. If no earnings can be achieved by late 2003, the carrying value of the Company's intellectual property could be substantially impaired.

NOTE 7 - GOODWILL
-----------------

         During March 2000, the Company acquired 100% of the outstanding common stock of Universal View Corporation (a non operating shell corporation). The Company acquired all of the outstanding shares of

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 7 - GOODWILL (Continued)
-----------------

         Universal View Corporation in exchange for 400,000 shares of Company common stock. At the time of purchase, goodwill was recorded based on the excess of the fair market value of the cash given and the Company's common shares at the date of acquisition. Goodwill was recorded in the amount of $1,025,000.

         During 2000, this goodwill was reduced to $350,000 in accordance with FASB No. 121. The amount of impairment loss recognized for this item was $675,000. In the year ended December 31, 2001, the remaining net book value of goodwill associated with the purchase of Universal View Corporation of $200,000 was written off as impaired.

NOTE 8 - THE DEBT REGISTRY DOMAIN NAMES
---------------------------------------

         During 2000, the Company issued approximately 1,100,000 shares of common stock in exchange for 100% of the outstanding common stock and the "domain names" associated with The Debt Registry valued at $900,628, based on the fair market value of the common stock on the dates issued. Amortization calculated on the straight-line basis over the estimated useful life of 5 years will begin when operations commence. No amortization was recorded during 2001 or 2000.

NOTE 9 - NOTES PAYABLE
----------------------

         In December 1998, the Company entered into a funding agreement with Secure Investments, Inc. in which Secure Investments, Inc. has agreed to provide up to $24,000,000 in notes payable ("Investor Notes") to be used for the purchase of debt portfolios and related note expenses. The Investor Notes were structured as nine (9) month notes carrying interest at 12% per annum.

         In 2001, management negotiated a restructuring of the Investor Notes into a new class of notes payable bearing interest at 4% per annum due over 16 to 24 months. As of December 31, 2001, the long-term portion of those notes was $1,841,117.

         $5,557,932 was converted into equity as preferred stock convertible into common stock at a value of $2.00 per share. While management has agreements on all the Investor Notes, $400,000 was maintained as a current liability subject to adjustments in the note conversions

         Funds from the Investor Notes have been used primarily to fund acquisitions of distressed consumer loan portfolios and pay costs related to notes including commissions.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 9 - NOTES PAYABLE
-------------------------

         Notes payable consists of the following as of December 31, 2001:

         Investor notes, paying interest at 4%, due by 2004    $  2,161,771
         Investor notes paying interest at 12%, due in 2002         400,000
         Other                                                      248,000
                                                               -------------
                                                                  2,809,271
         Less current portion                                       968,154
                                                               -------------
         Long-term portion                                     $  1,841,117
                                                               =============

         Notes payable at December 31 2001 matures as follows:

                        Year Ending                               Amount
                        -----------                            -------------
                           2002                                $    968,154
                           2003                                   1,841,117
                                                               -------------
                                                               $  2,809,271
                                                               =============


NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

LITIGATION

         The Company is involved in litigation arising in the normal course of business. The outcome of such matters is not considered to be material in relation to the financial statements of the Company.


OFFICER COMPENSATION

         The Board of Directors established minimum salaries for three of its officers aggregating $350,000 for 2002 and minimum salaries of $150,000 per year for three more years for its CEO.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------

LEASES

         The Company rents office space under various lease agreements through February 2003 with monthly lease payments of approximately $3,200. Rental expense for the years ended December 31, 2001 and 2000 totaled $54,000 and $68,645 respectively. At December 31, 2001, the future minimum lease payments under these leases are as follows:

                          Year Ended
                          ----------
                            2002                           $      38,400
                            2003                                   6,400
                                                           --------------
                                                           $      44,800
                                                           ==============



NOTE 11 - SHAREHOLDERS' EQUITY
------------------------------

STOCKHOLDERS' EQUITY

         In 2001 and 2000, the Company committed to issue a total of 12,623,200 and 4,747,510 and acquired 0 and 328,850 shares of common stock. The shares were granted and acquired in the amount and for the purposes described below:

              Purpose                                       Number of Shares
              -------                                       ----------------
          2001
          ----
          Acquisition of Universal View                             300,000
          Issued to officers for services                         3,000,000
          Issued to third parties for services                    9,180,000
          Issued in payment of interest and financing costs         143,200
                                                                 -----------
                                                                 12,623,200
                                                                 ===========

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 11 - SHAREHOLDERS' (DEFICIT) EQUITY (Continued)
----------------------------------------
              Purpose                                       Number of Shares
              -------                                       ----------------
          2000
          ----
          Acquisition of The Debt Registry                        1,100,000
          Acquisition of Universal View Corp.                       400,000
          Issued to officers for services                           750,000
          Issued to third parties for services                    2,422,510
          Issued in settlement                                       75,000
          Purchase of treasury stock                               (153,850)
          Acquisition of treasury stock for extinguishment
            of officer note receivable                             (175,000)
                                                                 -----------
                                                                  4,418,660
                                                                 ===========

         During August 2001, the Company issued a total of 3,000,000 shares of common stock to officers of the Company as compensation for services provided to the Company. For the year ended 2001, the Company recognized $180,000 as compensation expense associated with these grants, based on the fair value of the stock at the time of the grant.

         During 2001, the Company issued 9,180,000 shares of common stock to third parties as compensation for services provided to the Company. For the year ended 2001 the Company recognized $1,798,260 as expense related to these issuances based on estimated fair market value at the time of issuance.

         During 2001, the Company issued 143,200 shares as payment of interest and finance costs for the year. $35,600 was recorded as expense based on share price at the time of issuance.

         During April 2000, the Company issued a total of 750,000 shares of common stock to officers of the Company as compensation for services. For the year ended 2000, the Company recognized $533,906 as compensation expense associated with these grants, based on the value of the stock at the time of the grant.

         During 2000, the Company issued 2,422,510 shares of common stock to third parties as compensation for services provided to the Company. For the year ended 2000, the Company recognized $2,286,184 as compensation expense associated with these issuances, based on the fair value of the stock.

         During 2000, the Company issued 75,000 shares of common stock in conjunction with a legal settlement for the year ended December 31, 2000. The Company recognized $135,469 as compensation expense associated with the settlement.

         During 2000, the Company purchased 153,850 shares of common stock on the open market as authorized by the Board. Cost of this repurchase was $314,480.

         During December 2000, the Company acquired 175,000 shares of common stock in exchange for a note receivable from an officer in the amount of $208,605.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 12 - STOCK OPTION PLAN
---------------------------

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


STOCK OPTIONS

         The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, $0 and $15,625 compensation costs have been recognized for nonqualified options for the years ended December 31, 2001 and 2000, respectively. Under FASB Statement No.123, Accounting for Stock-Compensation, the fair value of each option granted during the years ended December 31, 2001 and 2000 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of ten years, with an average risk-free interest rate of 4.88% to 6.29%, price volatility of 1 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No.123, reported net
         (loss) and net (loss) per common share would have been as follows:


                                                        2001           2000
                                                    -------------  -------------
         Net (loss):
            As reported                             $ (5,125,636)  $ (7,429,236)
            Proforma                                $ (5,125,636)  $ (7,447,690)
         Basic and diluted net (loss) per share:
            As reported                             $      (0.24)  $      (0.61)
            Proforma                                $      (0.24)  $      (0.61)

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 12 - STOCK OPTION PLAN  (Continued)
---------------------------

         A summary of the activity of the stock options for the years ended December 31, 2001 and 2000 is as follows:

                                                     2001                   2000
                                              --------------------------------------------
                                                          Weighted               Weighted
                                                          Average                Average
                                                          Exercise               Exercise
                                              Shares       Price      Shares      Price
                                              --------------------------------------------
         Outstanding, beginning of period     1,930,000   $   0.37   1,350,000   $   0.19
         Granted                                200,000   $   1.00     630,000       0.76
         Forfeited                                   --         --          --         --
         Expired                                     --         --          --         --
                                              --------------------------------------------
         Outstanding at end of period         2,180,000   $   0.43   1,980,000   $   0.37
                                              ============================================
         Exercisable at end of period         1,980,000   $   0.43   1,780,000   $   0.37
                                              ============================================
         Weighted-average fair value of
          options granted during the period               $   1.00               $   2.48
                                                          =========              =========

         A further summary of options outstanding at December 31, 2001 is as follows:

                          Options Outstanding          Options Exercisable
               --------------------------------------------------------------
                               Weighted
                                Average    Weighted                Weighted
                               Remaining   Average                 Average
                 Number       Contractual  Exercise     Number     Exercise
               Outstanding        Life      Price     Exercisable   Price
               --------------------------------------------------------------
                   20,000      1.00 years   $ 0.75        20,000   $ 0.75
                  450,000      6.90 years     0.08       450,000     0.08
                  100,000      7.50 years     0.25       100,000     0.25
                  500,000      7.75 years     0.25       500,000     0.25
                  400,000      8.00 years     0.25       400,000     0.25
                  265,000      8.40 years     0.91       265,000     0.91
                  245,000      8.75 years     0.80        45,000     0.80
                  200,000      9.25 years     1.00       200,000     1.00
               -----------                            -----------
                2,180,000                              1,980,000
               ===========                            ===========

         Included in the 630,000 options granted during 2000 are 200,000 options which become exercisable at the time the Company's share price reaches $5.00 per share. At such time, the Company will record an expense of approximately $973,000.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 13 - INCOME TAXES
-----------------------

         Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The Company has not filed tax returns since 1998. The tax effect of temporary differences consisted of the following as of December 31, 2001:

         Deferred tax assets:
           Net operating loss carryforwards                         $ 5,000,000
           Compensation element of stock options issued                      --

           Less valuation allowance                                  (5,000,000)
                                                                    ------------
                     Net deferred tax assets                                 --
                                                                    ============


         Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $1,722,000 and $2,397,700 for the years ended December 31, 2001 and 2000, respectively. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

         As of December 31, 2001, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $12,000,000 expire in the years 2008 through 2021. State net operating loss carryforwards totaling approximately $7,000,000 expire in the years 2002 through 2006. Due to Internal Revenue Service regulations, the availability of the operating loss carryforwards may be limited upon a substantial change in ownership.

         In 2000, the Company eliminated a deferred tax liability specific to SAP.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 13 - INCOME TAXES (continued)
----------------------

         A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                          2001          2000
                                                      ------------  ------------
         Income tax benefit (expense)
              at 35% statutory rate                   $ 1,722,000   $ 2,676,700
         Nondeductible expenses                                --      (328,000)
         Change in valuation allowance                  1,722,000    (2,397,700)
         State income taxes, net                               --       457,300
         Other                                                 --      (158,300)
                                                      ------------  ------------
                                                      $        --   $   250,000
                                                      ============  ============

NOTE 14 - RELATED PARTY TRANSACTIONS
------------------------------------

         SAP paid commissions on the sale of its properties to its executive officers and their affiliated companies of approximately $0 and $57,000 for the years ended December 31, 2001 and 2000.

         During 2001 and 2000, the Company made payments for consulting services to the CEO, President, CFO, and the Secretary of the Corporation. Payments for consulting services made to these individuals were, $23,565 $18,500, $0 and $21,000 and $66,250, $62,500, $10,000 and
         $35,750, respectively. Also during 2001 and 2000, these individuals received common stock valued at $60,000, $60,000, $65,000 and $60,000 and $273,593, $0, $382,500, and $260,312, respectively. These shares have been valued based on the fair value of the shares on the date of grant.

NOTE 15 - SEGMENT INFORMATION
-----------------------------

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before income taxes not including nonrecurring gains and losses. The Company's reportable segments are strategic

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 15 - SEGMENT INFORMATION (Continued)
-----------------------------

         business units that offer different products or services. They are managed separately because each business requires different marketing strategies.

         Information about reported segment profit or loss and segment assets for the years ended December 31, 2001 and 2000 are as follows:

                            Consumer      Rental
                             Credit     Real Estate    Broadband
                           Portfolio     Portfolio     Technology       Total
                          ------------  ------------  ------------  ------------
    2001 Revenues         $   151,327   $        --   $        --   $   151,327
    2000 Revenues           1,533,504       418,752            --     1,952,256

    2001 Interest expense   1,072,699            --            --     1,072,699
    2000 Interest expense   1,791,062       250,744            --     2,041,806

    2001 Profit (loss)     (5,155,884)       30,248            --    (5,125,636)
    2000 Profit (loss)     (7,366,605)       29,177            --    (7,337,428)

    2001 Assets             3,056,818            --     1,552,500     4,609,318
    2000 Assets             8,571,111     2,223,686     1,552,500    12,347,297

         Reconciliations of reportable segment profit or loss, and assets to consolidated totals for the years ended December 31, 2001 and 2000 are as follows:
                                                        2001           2000
                                                    -------------  -------------
    Profit or Loss
    --------------
    Total loss for reportable segments              $ (5,155,884)  $ (7,337,428)
    Consolidating entries:
       Additional depreciation and elimination
       of gain on sale on properties based on
       increase in in fair value at date of
       acquisition                                            --       (341,808)
                                                    -------------  -------------
            Loss before income taxes                $ (5,155,884)  $ (7,679,236)
                                                    =============  =============
    Assets
    ------
    Total assets for reportable segments            $  4,069,318   $ 12,547,297
    Eliminations:
       Intercompany receivables                               --     (1,174,421)
       Investment in subsidiaries                             --     (4,213,819)
    Unallocated amounts:
       Increase in fair value of properties
         at date of acquisition                               --        956,488
                                                    -------------  -------------
            Consolidated total assets               $  4,069,318   $  8,115,545
                                                    =============  =============