Form 10KSB/A
period 2001-12-31
SECURITY ASSET CAPITAL CORP/NV
filed 2002-05-20
CIK 1103776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB/A

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

      Consolidated Statements of Operations                               F-4

      Consolidated Statements of Shareholders'
        Equity                                                      F-5 - F-6

      Consolidated Statements of Cash Flows                         F-7 - F-8

      Notes to Consolidated Financial Statements                    F-9 - F-24

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Security Asset Capital Corporation

We have audited the accompanying consolidated balance sheet of Security Asset Capital Corporation (the "Company"), as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements for the year ended December 31, 2000 were audited by other auditors whose report, dated April 12, 2001, expressed an unqualified opinion on those statements. The consolidated financial statements for the year ended December 31, 2000 total revenues and net loss of $1,952,256 and $7,429,236, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Asset Capital Corporation as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations and its largest assts are not currently generating revenue. The Company's revenues are not sufficient to meet its near term working capital requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            /s/ Hurley & Company


Granada Hills, California
May 10, 2002

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