Form 10QSB
period 2002-03-31
SECURITY ASSET CAPITAL CORP/NV
filed 2002-05-21
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
              1934 for the quarterly period ended March 31, 2002.

                        Commission file number 000-29039

                       SECURITY ASSET CAPITAL CORPORATION
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  NEVADA                                 95-4729666
      ---------------------------------              -------------------
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

Yes   __X__           No  _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             31,846,710 of common stock shares as of March 31, 2002.
                                   ----------


Transitional Small Business Disclosure Format (check one):

Yes   _____           No  __X__

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                                                  MARCH 31, 2002
                                                                ----------------
                                     ASSETS
CURRENT ASSETS

  LOAN PORTFOLIO ASSETS                                             $   397,160

  RELATED PARTY RECEIVABLES                                              21,789

  PREPAID EXPENSES                                                       67,200
                                                                    ------------

                        TOTAL CURRENT ASSETS                            486,149

NOTES RECEIVABLE                                                      1,200,000

LOAN PORTFOLIO ASSETS                                                   400,000

FIXED ASSETS, NET                                                        64,402

PATENTS AND PATENTS PENDING                                           1,552,500

DEBT REGISTRY DOMAIN NAMES                                            1,000,628
                                                                    ------------

                                                                    $ 4,703,679
                                                                    ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  CURRENT PORTION OF NOTES PAYABLE                                  $ 1,125,531
  ACCOUNTS PAYABLE                                                      599,651
  ACCRUED EXPENSES                                                      163,573
                                                                    ------------
  TOTAL CURRENT LIABILITIES                                           1,888,755

NOTES PAYABLE                                                         1,841,117
DEFERRED REVENUE                                                        382,190
                                                                    ------------
                        TOTAL LIABILITIES                             4,112,062
                                                                    ------------
SHAREHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE, 100,000,000 SHARES AUTHORIZED,
         31,846,710 ISSUED                                               31,847
  PREFERRED STOCK, $.001 PAR VALUE, 20,000,000 AUTHORIZED,
            2,579,154 ISSUED                                              5,158
  ADDITIONAL PAID IN CAPITAL                                         16,373,966
  ACCUMULATED DEFICIT                                               (15,610,754)
                                                                    ------------
                                                                        800,217
  LESS:  TREASURY STOCK (175,000 shares)                               (208,600)
                                                                    ------------
                        TOTAL SHAREHOLDERS' EQUITY                      591,617
                                                                    ------------
                                                                    $ 4,703,679
                                                                    ============
 The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                         2002         2001
                                                    -------------  -------------
REVENUES
  PORTFOLIO                                         $     11,146   $     51,213
  RENTAL                                                      --         68,922
                                                    -------------  -------------
                       TOTAL REVENUES                     11,146        120,135
                                                    -------------  -------------
EXPENSES
  PORTFOLIO                                                3,715         27,207
  RENTAL                                                      --         38,674
  GENERAL AND ADMINISTRATIVE                             508,776        646,171
                                                    -------------  -------------
                       TOTAL EXPENSES                    512,491        712,052
                                                    -------------  -------------

LOSS FROM OPERATIONS                                    (501,345)      (591,917)
                                                    -------------  -------------
OTHER
  INTEREST EXPENSE                                       (26,608)      (374,075)
  OTHER                                                       --         24,115
                                                    -------------  -------------

                       OTHER, NET                        (26,608)      (349,960)
                                                    -------------  -------------

NET LOSS                                            $   (527,953)  $   (941,877)
                                                    =============  =============

NET LOSS PER SHARE                                  $      (0.02)  $      (0.06)
                                                    =============  =============

WTD AVG SHARES USED TO COMPUTE NET LOSS PER SHARE     29,994,000     16,515,000
                                                    =============  =============

 The accompanying notes are an integral part of the consolidated financial statements.


                                                 SECURITY ASSET CAPITAL CORPORATION
                                                          AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              For the Three Months Ended March 31, 2002
                                                             (Unaudited)

                                       Common Stock          Preferred Stock        Treasury Stock
                                 ------------------------  ---------------------  -------------------  Additional
Accumulated                                                                                              Paid-In
                                    Stock        Amount      Stock     Amount      Stock     Amount      Capital        Deficit
                                 -------------  ---------  ---------  -------   ---------  ----------  -------------  -------------

Balance, December 31, 2001         28,196,710   $ 28,197   2,579,154  $ 5,158    175,000   $(208,600)  $ 16,069,116   $(15,082,801)
                                 -------------  ---------  ---------  -------   ---------  ----------  -------------  -------------
Issuances of common stock:

   Consulting services:

   @$0.07 to $0.09 February 2002    3,300,000      3,300          --       --         --          --        276,200             --

   @$0.08 to $0.09 March 2002         350,000        350          --       --         --          --         28,650             --

Net loss for three months ended
   March 31, 2002                          --         --          --       --         --          --             --       (527,953)
                                 -------------  ---------  ---------  -------   ---------  ----------  -------------  -------------

Balance, March 31, 2002            31,846,710   $ 31,847   2,579,154  $ 5,158    175,000   $(208,600)  $ 16,373,966   $(15,610,754)
                                 =============  =========  =========  =======   =========  ==========  =============  =============

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                  4

                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                         2002          2001
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET CASH FLOWS FROM OPERATING ACTIVITIES            $    (40,706)  $     43,932

NET CASH FLOWS FROM INVESTING ACTIVITIES                (100,000)       (42,074)

NET CASH FLOW FROM FINANCING ACTIVITIES                  140,706        131,600
                                                    -------------  -------------

              NET INCREASE IN CASH                            --        133,458

              CASH AT THE BEGINNING OF THE PERIOD             --          3,443
                                                    -------------  -------------

              CASH AT THE END OF THE PERIOD         $         --   $    136,901
                                                    =============  =============

 The accompanying notes are an integral part of the consolidatedfinancial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------

BASIS OF PRESENTATION
---------------------
These condensed consolidated financial statements of Security Asset Capital Corporation and subsidiaries (the Company) do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements included in the Company's Form 10KSB for 2001. In the opinion of management, the financial information set forth in the accompanying condensed financial statements reflects all adjustments necessary for a fair statement of the periods reported and all such adjustments were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

PRINCIPLES OF CONSOLIDATION
---------------------------
The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation and its wholly owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc. ("SAP") until its sale in March, 2001, Broadband Technologies, Inc., Universal View Corporations, the DebtTrader.com and The Debt Registry. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United Stats of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual result could differ from those estimates.

LOAN PORTFOLIO ASSETS AND REVENUE RECOGNITION
---------------------------------------------
Loan Portfolio Assets represent liquidating loan portfolios of delinquent accounts which have been purchased by SACC for resale and collection and are stated at the lower of cost or current value. The cost of these Assets is the actual amount spent for the purchase, including related brokerage commissions, if any. Management believes that the proceeds from resale and collections exceed the carrying value of the Assets. The cost of the Asset is written off by a percentage of cash collections on a portfolio-by- portfolio basis. Management presently estimates that Loan Portfolio Assets in collection will realize gross collections equal to approximately three times the carrying value of the Assets. The Company, therefore, writes off one dollar of cost of Portfolio Assets for every three dollars in gross collection. Certain Loan Portfolio Assets are sold in part or in whole by the Company. Gains and losses from such sales are recorded when the Assets are sold. The Company considers a sale to have taken place when there has been a transfer of The Loan Portfolio Assets and where the Company surrenders control over the Loan Portfolio Assets to the extent the consideration other then beneficial interests in the transferred Loan Portfolio Assets is received in exchange for the Loan Portfolio Assets.

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

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

REVENUES
Revenue for the three months ended March 31, 2001 was $11,146 as compared to $120,135 for 2001. The decrease in revenues resulted from the sale of SAP, the slowdown within the United State's economy, in particular collections following the events of September 11, 2001, the decrease in Loan Portfolio sales due to management's emphasis on development of the Debt Registry and fund raising efforts.

NET LOSS
Net loss for the three months ended March 31, 2002 was $527,953 as compared to 941,877 for 2001, a decrease of $413,924 when compared to the first three month of 2001. This decrease is primarily due to the decline in general and administrative expenses resulting from the issuance of common stock for services, and the decrease in interest expense.

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

                                        Security Asset Capital Corporation

DATED:  May 20, 2002                    /s/ DAVID R. WALTON
                                        ----------------------------------------
                                        David R. Walton, Chief Executive Officer