Form 10KSB/A
period 2001-12-31
SECURITY ASSET CAPITAL CORP/NV
filed 2002-06-06
CIK 1103776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 2 TO
                                  FORM 10-KSB

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

As of April 30, 2002 the Issuer has 31,846,710 Outstanding Shares of Common Stock, $0.001 par value.

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

COMPETITION

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

The Company is anticipating that the majority of its growth will come from the Debt Registry(TM) and Broadband Technologies. The concentration is on the Debt Registry(TM) in 2002 and then Broadband Technologies in 2003. By then the Company will not be depending on debt purchasing and collecting for its income.

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

RISK FACTORS

         LIMITED OPERATING HISTORY. Although the Company was founded in 1993, its subsidiary, Broadband Technologies, Inc., is in its initial stages of development and lacks substantial prior operating history. Broadband Technologies, Inc.'s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as the delivery of video over the Internet. Such risks include, but are not limited to, an evolving and unproven business model and the management of growth. To address these risks, the Company must, among other things, maintain and significantly increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. There is no assurance that the Company's business strategy will be successful, or that additional capital will not be required to continue business operations. The Company has limited working capital and material tangible assets. To date, Broadband Technologies, Inc. has not created any revenues and, as a result of the significant expenditures that the Company plans to make in sales and marketing, research and development and general and administrative activities over the near term, the Company expects that Broadband Technologies, Inc. will continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual bases for the foreseeable future. There can be no assurance that the Company or Broadband Technologies, Inc. will ever achieve or be able to sustain profitability. The Debt Registry(TM), Inc. completed its initial phase of funding to produce the primary and operational system. The company has teamed up with Expanets, Inc., the nation's largest and leading provider of converged communications solutions to businesses ranging from 20-500 employees, for development and deployment of this patented online registration and tracking system for consumer debt portfolio transactions for the financial services industry. However, the Company lacks a substantial prior operating history and the Debt Registry's(TM) prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unproven business model and the management of growth. To address these risks, the Company must, among other things, maintain and significantly increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service, respond to competitive developments, and attract, and motivate qualified personnel. There is no assurance that the Company's business strategy will be successful, or that additional capital will not be required to continue business operations.

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

         POSSIBLE ISSUANCE OF ADDITIONAL SHARES. The Company has authorized 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. At December 31, 2001, there were 28,196,710 shares of Common Stock and 2,579,154 shares of Preferred Stock outstanding. Accordingly, the Company had authorized, but un-issued, 71,803,290 shares of Common Stock and 7,420,846 shares of Preferred Stock available for future issuance. The Company may issue shares of Stock beyond those already issued for a variety of reasons such as for cash, conversion of debt, services, or as employee or consultant incentives. To the extent that additional shares of Common Stock or Preferred Stock are issued, thereby increasing the number of the Company's issued and outstanding shares of Stock, the book value per share may be diluted.

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

         RECEIVABLES MAY NOT BE COLLECTIBLE. The Company purchases, collects and manages previously defaulted consumer receivables generated by consumer credit card and other consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The Company purchases the receivables from credit grantors, including banks, finance companies, and other service providers. Substantially all of the receivables consist of account balances that the credit grantor has deemed uncollectible and has been charged off from its balance sheet. Before we purchase the receivables, the credit grantors generally make numerous attempts to collect on the defaulted accounts. Credit grantors typically use their in-house collection departments, as well as third-party collection agencies to attempt to collect on the overdue payments. We purchase the receivables at a significant discount to the amount the customer owes. We believe we can successfully obtain recoveries on the receivables in amounts in excess of the amount the Company pays for the receivables. Despite this belief, actual recoveries on the receivables may vary as the result of a variety of factors within and beyond our control and may be less than the amount the Company expects to recover.

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

Overview

As of December 2001, the Company converted approximately $5.2 million of short term debt into preferred stock with conversion rights at $2.00 per share and $2.2 million of short term debt into 16 to 24 month notes at an annual interest rate of 4%. The Company is endeavoring to complete the conversion of the remaining $400,000 of its short term debt into preferred stock.

A majority of the Company's revenues to date have been from the purchasing and selling of debt portfolios.

The Company is anticipating that the majority of its future growth will come from The Debt Registry(TM) and Broadband Technologies. The concentration is on The Debt Registry(TM) in 2002 and then Broadband Technologies in 2003.

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

As of December 2001, the Company converted approximately $5.2 million of its short-term debt into preferred stock with conversion rights at $2.00 per share and $2.2 million of the short-term debt into 16 to 24 months obligations at an annual interest rate of 4%. The Company is endeavoring to complete the conversion of the remaining $400,000 short term debt into preferred stock.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all annual and long-term compensation for services in all capacities to the Company in respect of each of the individuals who were, as of December 31, 2001, considered executive officers.

David R. Walton      53       CEO, Director since 1993
Darrell G. Musick    66       President, Director Since 1993
David S. Walton      76       Secretary, Director Since 1999
Richard Gartrell     53       CFO, Since 1998


                                           SUMMARY COMPENSATION TABLE
                                   ANNUAL                                 LONG TERM
                                C0MPENSATION                            COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR           SALARY & FEES      RESTRICTED STOCK        SECURITIES
                                                                           AWARDS         UNDERLYING OPTIONS
David R Walton                      2001              $23,565             $100,000                0
 Chief Executive Officer            2000              $66,250             $273,593                0

Darrell Musick                      2001              $18,500             $100,000                0
 President                          2000              $62,500                    0                0

Richard Gartrell                    2001                  0                $56,000           $7,407
 Chief Financial Officer            2000              $10,000             $382,500                0

David S Walton                      2001              $21,000             $100,000                0
 Secretary                          2000              $35,750             $260,312                0

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

(a) Index to Exhibits

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

                                     Security Asset Capital Corporation,
                                     a Nevada corporation


DATED: June 5, 2002                  /s/ DAVID R. WALTON
                                     ------------------------------------------
                                     David R. Walton, Chief Executive Officer

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORTS

                 For The Years Ended December 31, 2001 and 2000

                                 TABLE OF CONTENTS

INDEPENDENT AUDITORS'REPORTS                                 F-1 - F-1A

FINANCIAL STATEMENTS

      Consolidated Balance Sheet                             F-2 - F-3

      Consolidated Statements of Operations                        F-4

      Consolidated Statements of Shareholders' Equity        F-5 - F-6

      Consolidated Statements of Cash Flows                  F-7 - F-8

      Notes to Consolidated Financial Statements            F-9 - F-25

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Security Asset Capital Corporation

We have audited the accompanying consolidated balance sheet of Security Asset Capital Corporation and Subsidiaries (the "Company"), as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements for the year ended December 31, 2000 were audited by other auditors whose report, dated April 12, 2001, expressed an unqualified opinion on those statements. The consolidated financial statements for the year ended December 31, 2000 reflect total revenues and net loss of $1,952,256 and $7,429,236, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Asset Capital Corporation and Subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations and its largest assets are not currently generating revenue. The Company's revenues are not sufficient to meet its near term working capital requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hurley & Company

Granada Hills, California
May 10, 2002

                          INDEPENDENT AUDITORS' REPORT



To the  Shareholders
Security Asset Capital Corporation and Subsidiaries
San Diego, California

We have audited the consolidated statements of operations, shareholders' (deficit) equity, and cash flows for the year ended December 31, 2000 of Security Asset Capital Corporation and Subsidiaries (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 2000 of Security Asset Capital Corporation and Subsidiaries, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, significant negative working capital and no guaranteed access to capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




San Diego, California                            PANNELL KERR FORSTER
April 12, 2001                                   Certified Public Accountants
                                                 A Professional Corporation

                                      F-1a

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                     ASSETS
                                     ------

Current assets:

      Loan portfolio assets                                     $    400,000
      Related party receivables - directors                           21,789
      Prepaid expenses and other current assets                       67,200
                                                                -------------
            Total current assets                                     488,989

Loan portfolio assets, net of current portion                        400,000

Long-term note receivable, related parties                         1,200,000

Furniture and equipment, net of accumulated depreciation              67,201

Patent and patents pending                                         1,552,500

The Debt Registry domain names                                       900,628
                                                                -------------

            Total assets                                        $  4,609,318
                                                                =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                 ----------------------------------------------

Current liabilities:
      Bank overdraft                                            $     25,963
      Accounts payable                                               422,251
      Accrued expenses and other liabilities                         158,573
      Notes payable                                                  968,154
                                                                -------------
        Total current liabilities                                  1,574,941

Notes payable, net of current portion                              1,841,117

Deferred gain                                                        382,190
                                                                -------------
        Total liabilities                                          3,798,248
                                                                -------------

Commitments and contingencies                                            -

Shareholders' equity:
      Preferred stock, par value $0.001 per share,
        20,000,000 authorized, 2,579,154 issued
        and outstanding, total liquidation preference
        $5,158,308                                                     5,158
      Common stock, par value $0.001 per share,
        100,000,000 shares authorized; 28,196,710
        shares issued and outstanding                                 28,197
      Additional paid-in capital                                  16,069,116
      Accumulated deficit                                        (15,082,801)
      Less treasury stock at cost, (175,000 shares)                 (208,600)
                                                                -------------
        Total shareholders' equity                                   811,070
                                                                -------------
        Total liabilities and shareholders' equity              $  4,609,318
                                                                =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000

                                                     2001           2000
                                                 -------------  -------------
Revenues:
   Portfolio                                     $    151,327   $  1,533,504
                                                 -------------  -------------

Expenses:
   Portfolio                                        1,202,473      1,251,527
   General and administrative                       2,856,152      5,235,820
                                                 -------------  -------------

   Total expenses                                   4,058,625      6,487,347
                                                 -------------  -------------

      Loss from continuing operations              (3,907,298)    (4,953,843)
                                                 -------------  -------------
Other income (expense):
   Other income                                        14,526         29,280
   Loss on sale of assets                                 -          (84,296)
   Interest expense (including amortization of
     deferred financing costs of $273,160 and
     $1,079,154 in 2001 and 2000, respectively)    (1,072,699)    (2,041,806)
   Other expenses                                         -         (135,468)
   Impairment of acquired goodwill                   (200,000)      (675,000)
                                                 -------------  -------------

   Total other expense                             (1,258,173)    (2,907,290)
                                                 -------------  -------------

      Loss before discontinued operations
         and income tax benefit                    (5,165,471)    (7,861,133)

Income from discontinued operations, net of
  income taxes of $0                                   39,835        181,897
                                                 -------------  -------------

      Loss before income tax benefit               (5,125,636)    (7,679,236)

Income tax benefit                                        -          250,000
                                                 -------------  -------------

Net loss                                         $ (5,125,636)  $ (7,429,236)
                                                 =============  =============

Basic and diluted net loss per share             $      (0.24)  $      (0.61)
                                                 =============  =============
Weighted average number of shares
  outstanding, basic and diluted                   21,328,000     12,247,066
                                                 =============  =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                              SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                For the Years Ended December 31, 2001 and 2000

                                    Common Stock        Treasury Stock      Preferred Stock     Additional
                               -------------------- --------------------- -------------------   Paid-In    Accumulated
                                  Shares      Amount   Shares      Amount    Shares     Amount      Capital      Deficit      Total
                               ----------  -------- ---------  ---------- -------- ---------- ------------ ------------ -----------
Balance, January 1, 2000       10,826,000  $ 10,826        --  $       --       -- $       -- $  3,422,274 $ (2,527,929)$   905,171

Issuances of common stock:

  Consulting services:

      February and March 2000     331,500       332        --          --       --         --      625,269           --     625,601

      April 2000                  200,000       200        --          --       --         --      382,300           --     382,500

      July and August 2000        237,500       237        --          --       --         --      255,907           --     256,144

      October, November and
        December 2000           1,555,000     1,555        --          --       --         --      941,414           --     942,969

   Acquisition of subsidiary,
      Universal View Corp.        400,000       400        --          --       --         --      899,600           --     900,000

   Acquisition of subsidiary,
      The Debt Registry         1,100,000     1,100        --          --       --         --      899,528           --     900,628

   Settlement of legal dispute     75,000        75        --          --       --         --      135,394           --     135,469

   Services of executive officers 750,000       750        --          --       --         --      533,156           --     533,906

   Various consulting services     98,510        98        --          --       --         --       78,872           --      78,970

   Issuance of common stock
   options for consulting services     --        --        --          --       --         --      572,342           --     572,342

   Purchase of treasury shares         --        --   328,850    (523,085)      --         --           --           --    (523,085)

Net loss for the year ended
   December 31, 2000                   --        --        --          --       --         --           --   (7,429,236) (7,429,236)
                               ----------  -------- ---------  ---------- -------- ---------- ------------ ------------ -----------
Balance, December 31, 2000     15,573,510  $ 15,573   328,850  $ (523,085)      -- $       -- $  8,746,056 $ (9,957,165)$(1,718,621)

                                The accompanying notes are an integral part
                                  of the consolidated financial statements.



                              SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                For the Years Ended December 31, 2001 and 2000

                                    Common Stock        Treasury Stock      Preferred Stock    Additional
                               -------------------- -------------------- --------------------   Paid-In    Accumulated
                                 Shares     Amount   Shares     Amount     Shares     Amount    Capital      Deficit      Total
                               ----------  -------- --------- ---------- ---------- --------- ------------ ------------ -----------

Issuances of common stock:

  Consulting services           9,180,000  $  9,180  (153,850) $ 314,485         -- $      -- $  1,789,080 $         -- $ 2,112,745

  Interest and financing costs    143,200       144        --         --         --        --       35,456           --      35,600

  Services of
    executive officers          3,000,000     3,000        --         --         --        --      177,000           --     180,000

  Issued in acquisition
   of Universal View              300,000       300        --         --         --        --      168,750           --     169,050

Issuance of preferred stock
 in conversion of notes payable        --        --        --         --  2,579,154     5,158    5,152,774           --   5,157,932

Net loss for the year ended
  December 31, 2001                    --        --        --         --         --        --           --   (5,125,636) (5,125,636)
                               ----------  -------- --------- ---------- ---------- --------- ------------ ------------ -----------

Balance, December 31, 2001     28,196,710  $ 28,197   175,000 $ (208,600) 2,579,154 $   5,158 $ 16,069,116 $(15,082,801)$   811,070
                               ==========  ======== ========= ========== ========== ========= ============ ============ ===========

                                  The accompanying notes are an integral part
                                   of the consolidated financial statements.


               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000

                                                          2001           2000
                                                      -------------  -------------
Cash flows from operating activities:
   Net loss                                           $ (5,125,636)  $ (7,429,236)
   Adjustments to reconcile net loss to net
     cash flows used in operating activities:
       Depreciation and amortization                        11,169        261,471
       Amortization of deferred financing costs            273,160      1,079,154
       Loss on sale of property and equipment                  -           84,296
       Increase in accrued interest on notes payable        35,600        375,829
       Issuances of common stock for settlement
          of legal disputes                                    -          135,469
       Issuances of common stock for consulting
          and other services                             1,798,260      2,286,184
       Issuances of common stock for consulting
          and other services of executive officers         180,000        533,906
       Impairment of acquired goodwill                     200,000        675,000
       Issuance of treasury stock for services             314,485            -
       Issuance of common stock for acquisition
            costs expensed                                 169,050            -
       Issuance of common stock options for
          consulting and other services                        -          572,342
   Changes in operating assets and liabilities:
    (Increase) decrease in:
       Cash in transit                                         -        1,649,972
       Loan portfolio assets                             1,149,598      1,294,266
       Related party receivables - directors                24,500       (213,361)
       Prepaid expenses and other current assets           (42,784)           -
     Increase (decrease) in:
       Accounts payable, accrued expenses and
         other liabilities                                 230,313     (1,530,095)
       Deferred income taxes payable                           -         (250,000)
                                                      -------------  -------------

       Net cash flows used in operating activities        (782,285)      (474,803)
                                                      -------------  -------------

Cash flows from investing activities:
   Acquisition/additions to rental properties                  -          (46,704)
   Purchase of property and equipment                       (6,263)       (32,698)
   Proceeds from sale of rental properties, net            250,000        837,276
   Acquisition of subsidiary                                   -         (125,000)
                                                      -------------  -------------

      Net cash flows provided by investing activities      243,737        632,874
                                                      -------------  -------------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.



               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 For the Years Ended December 31, 2001 and 2000

                                                          2001           2000
                                                      -------------  -------------
Cash flows from financing activities:
   Increase (decrease) in bank overdraft              $     18,921   $     (7,042)
   Decrease in deferred financing costs                        -         (948,067)
   Purchase of treasury stock                                  -         (314,480)
   Repayments of notes payable                                 -       (6,915,548)
   Proceeds from borrowings - notes payable                516,184      8,654,151
   Repayments of long-term debt                                -         (653,222)
                                                      -------------  -------------

      Net cash flows provided by (used in)
             financing activities                          535,105       (184,208)
                                                      -------------  -------------

Net decrease in cash and cash equivalents                   (3,443)       (26,137)

Cash and cash equivalents at beginning of year               3,443         29,580
                                                      -------------  -------------

Cash and cash equivalents at end of year              $        -     $      3,443
                                                      =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
      Interest                                        $        -     $    622,391
                                                      =============  =============
      Income taxes                                    $        -     $        -
                                                      =============  =============

Supplemental disclosure of non-cash investing and financing activities:

      Issuance of common stock for patent and patents
            pending technology, other technology and the
            acquisition of Universal View Corporation and
            The Debt Registry                         $        -     $  1,800,628
                                                      =============  =============

      Acquisition of treasury stock in exchange for
            note receivable - executive officer       $        -     $    208,605
                                                      =============  =============

      Conversion of notes payable to preferred stock  $  5,157,932   $        -
                                                      =============  =============

      Note receivable from related party in
            in disposition of operations              $  1,200,000   $        -
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

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         Universal View Corp., an inactive reporting public shell, was acquired in 2000 for $1,194,050, consisting of $125,000 cash, 400,000 shares of the Company's common stock in 2000 and 300,000 shares in 2001. Universal View Corp. had no operations in 2001 and 2000.

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

FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheet for notes receivable, bank overdraft, accounts payable, loan sales payable to third parties, loan portfolio payable, accrued expenses and notes payable approximate fair value due to the immediate short-term maturity of these financial instruments. The fair value of the Company's long-term obligations approximates the carrying amount based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

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

         Certain Loan Portfolio Assets are sold in part or in whole by the Company. Gains and losses from the disposition of all or part of Loan Portfolio Assets are recorded as appropriate when Loan Portfolio Assets are sold. The amount of the portfolio cost written off is a percentage of the amount sold using the experiences, if any, in sales of the specific loan portfolio assets. As a number of sales have and will occur, with any one portfolio, various sales prices are considered in determining the write off of the portfolio costs against the sales proceeds.

         The Company considers a sale to have taken place when there has been a transfer of Loan Portfolio Assets and where the Company surrenders control over the Loan Portfolio Assets to the extent that consideration other than beneficial interests in the transferred Loan Portfolio Assets is received in exchange for the Loan Portfolio Assets.

FURNITURE AND EQUIPMENT

         Furniture and equipment is recorded at cost. Depreciation is calculated on the straight-line basis over an estimated useful life of five years.

DEFERRED FINANCING COSTS

         Deferred financing costs represent debt financing costs which have been capitalized and are being amortized on a straight-line basis over the terms of the respective loans.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------

NET LOSS PER SHARE

         Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if preferred stock were converted, and stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2001 and 2000, options to purchase 1,980,000 and 1,780,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation. The 2,579,154 shares of preferred stock outstanding at December 31, 2001 are also anti-dilutive and not included in the computation.

INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK BASED COMPENSATION

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

         Companies that do not choose to adopt the expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APB) No. 25, but will be required to provide proforma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of the grant. The Company has adopted the disclosure provisions of SFAS No. 123, effective January 1, 1998. The Company has opted to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123.
         (See Note 11)

TREASURY STOCK

         The Company has elected to record treasury stock at cost in accordance with APB No. 6.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------

PREFERRED STOCK

         The Company has authorized 20,000,000 shares, $0.001 par value of preferred stock. The preferred stock has a $2.00 per share liquidation preference. The preferred shares issued in conversion of the investor notes were valued at $2.00 per share. The converting shareholders have the right to convert their preferred shares to common stock at $2.00 per share anytime between September 30, 2002 and August 30, 2003. The preferred stock will be automatically converted to common stock upon closing of a public offering with a value of at least $20,000,000.

USE OF ESTIMATES

         The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of the fair value of rental real estate acquired and the expected future return on investments in Broadband Technologies, Inc. and The Debt Registry. Expected collections on the loan portfolio and the ultimate collectibility of the note due from the sale of SAP are also significant estimates. Actual results could materially differ from those estimates.

COMPREHENSIVE INCOME

         The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement effective January 1, 1998. For the years ended December 31, 2001 and 2000, the Company had no material items that were required to be recognized as components of comprehensive income.

DERIVATIVE INSTRUMENTS

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). SFAS No. 137 delayed the effective date of implementation of SFAS No. 133 for one year and made SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company adopted SFAS No. 137 in the first quarter of 2001 and it has not had a material impact on the consolidated financial statements.

INTANGIBLE ASSETS

         Prior to July 1, 2001, the cost of acquired businesses in excess of the fair value of net assets acquired was recorded as goodwill and amortized on the straight-line method over periods not exceeding forty

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         years. Pursuant to the new accounting standards issued in July 2001, effective July 1, 2001, goodwill recorded in connection with acquisitions consummated prior to that date continue to be amortized through December 31, 2001 and will not be amortized thereafter. Goodwill recognized in connection with acquisitions consummated after June 30, 2001 will not be amortized. Other intangible assets (primarily patents and patents pending) are recorded at fair market value at the date of acquisition based upon appraisals obtained by management and will be amortized on the straight-line method over periods not exceeding fifteen years when the products pertaining to the intangible assets are available for use by outside parties.

IMPAIRMENT OF ASSETS

         In accordance with SFAS No. 121 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 121"), the Company reviews the recoverability of its long-lived assets, including goodwill and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, including any goodwill associated with the asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset (Note 6).

SEGMENT REPORTING

         The Company currently operates in three reportable business segments. Substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the Unites States. No one customer accounted for ten percent or more of net revenues in 2001 or 2000.

RECENT PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 141 and SFAS 142 will be adopted commencing January, 2002.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes SFAS No. 121. SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS is effective for fiscal years beginning after December 15, 2001.

         Management believes that the adoption of SFAS 142 and SFAS 144 will not have a material effect on the Company's consolidated results of operations or financial position.

RECLASSIFICATIONS

         Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

         During the two years ended December 31, 2001 and 2000, the Company has suffered recurring losses from operations, significant negative working capital and no guaranteed access to capital resources. At present, the Company's working capital deficit and limited capital resources do not enable it to meet the Company's near term capital needs.

         In addition, the Company's largest assets, The Debt Registry and Broadband Technologies, Inc., are not generating any revenue. The note receivable from related parties has no payments due until March 2003.

         Management is hopeful that The Debt Registry will become operational in June 2002. Management is planning to borrow and raise investment capital sufficient to fund The Debt Registry. The Broadband Technologies, Inc. has received encouragement from competitors bringing the direct full-motion view on-demand concept to market. Management hopes to find a partner to bring this concept to market.

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

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 3 - SALE OF INVESTMENT IN RENTAL REAL ESTATE
-------------------------------------------------

         In 2001, the Company sold its subsidiary SAP to Western Asset Limited Partnership ("Western") and El Dorado Properties, Inc. ("El Dorado"), entities controlled by SAP's former owners, for a $1,200,000 note receivable and $250,000 in cash. The note bears interest at 5% per annum, payable in arrears, with all unpaid principal and interest due on March 28, 2003. The note is secured by SAP's stock as well as the 900,000 shares of the Company's common stock owned by SAP's former owners that were received by them in 1999 when the Company first acquired SAP. The sale of SAP resulted in a deferred gain of $382,190 at December 31, 2001. Due to the uncertainty of collection, the gain and the interest on the note will be recognized when the amounts are received. The shareholders of SAP have agreed not to sell or encumber the rental properties owned by SAP without prior notification and approval by SCYA Management.

NOTE 4 - FURNITURE AND EQUIPMENT
--------------------------------

                 Furniture and equipment                          $      95,972
                 Less: accumulated depreciation                         (28,771)
                                                                  --------------
                                                                  $      67,201
                                                                  ==============

NOTE 5 - PATENTS AND PATENTS PENDING
-------------------------------------

         During 1999, the Company acquired a patent, certain patents pending and licensing for direct on-line full-motion video on-demand technology in exchange for stock. The fair market value at the date of acquisition was $1,552,500, based on an appraisal obtained by management.

         Management is seeking a working cable system joint venture partner to fully develop the revenue potential of Broadband Technologies, Inc.'s patents and patents' pending.

         Broadband Technologies, Inc. in furtherance of its business model, plans to have earnings in late 2003. If no earnings can be achieved by late 2003, the carrying value of the Company's intellectual property could be substantially impaired.

NOTE 6 - GOODWILL
-----------------

         During March 2000, the Company acquired 100% of the outstanding common stock of Universal View Corporation (an inactive public shell) in exchange for $125,000 cash, 400,000 shares of its common stock in 2000 and 300,000 shares of its common stock in 2001. At the time of

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 6 - GOODWILL (Continued)
-----------------

         purchase, goodwill was recorded based on the excess of the fair market value of the cash given and the Company's common shares at the date of acquisition. Goodwill was recorded in the amount of $1,025,000 in 2000.

         During 2000, this goodwill was reduced to a net book value of $350,000 in accordance with FASB No. 121. The amount of impairment loss recognized in 2000 for this item was $675,000. In the year ended December 31, 2001, the unamortized net book value of goodwill associated with the purchase of Universal View Corporation of $200,000 was written off as impaired and the additional acquisition cost of $169,050 incurred in 2001 was expensed.

NOTE 7 - THE DEBT REGISTRY DOMAIN NAMES
---------------------------------------

         During 2000, the Company issued 1,100,000 shares of common stock in exchange for 100% of the outstanding common stock and the "domain names" associated with The Debt Registry valued at $900,628, based on the fair market value of the common stock on the dates issued. Amortization will be calculated on the straight-line basis over an estimated useful life of 5 years and will begin when operations commence. No amortization was recorded during 2001 or 2000.

NOTE 8 - NOTES PAYABLE
----------------------

         In December 1998, the Company entered into a funding agreement with Secure Investments, Inc. under which Secure Investments, Inc. has agreed to provide up to $24,000,000 in notes payable ("Investor Notes") to be used for the purchase of debt portfolios and related note expenses. The Investor Notes were structured as nine (9) month notes carrying interest at 12% per annum.

         In 2001, management negotiated a restructuring of the Investor Notes into a new class of notes payable bearing interest at 4% per annum due over 16 to 24 months.

         In 2001, $5,157,932 of Investor Notes were exchanged for preferred stock which is convertible into common stock at a value of $2.00 per share.

         Funds from the Investor Notes have been used primarily to fund acquisitions of distressed consumer loan portfolios and pay costs related to notes including commissions and interest.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 8 - NOTES PAYABLE (Continued)
----------------------

         Notes payable consist of the following as of December 31, 2001:

         Investor notes, paying interest at 4%, due by 2003  $   2,161,271
         Investor notes paying interest at 12%, due in 2002        400,000
          Other                                                    248,000
                                                             --------------
                                                                 2,809,271
          Less current portion                                      968,154
                                                             --------------
          Long-term portion                                  $   1,841,117
                                                             ==============

         Notes payable at December 31 2001 are scheduled to mature as follows:

                        Year Ending                               Amount
                        -----------                           -------------
                           2002                               $    968,154
                           2003                                  1,841,117
                                                              -------------
                                                              $  2,809,271
                                                              =============

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

LITIGATION

         The Company is involved in litigation arising in the normal course of business. The outcome of such matters is not considered to be material in relation to the financial statements of the Company.

OFFICER COMPENSATION

         The Board of Directors established minimum salaries for three of its officers aggregating $350,000 for 2002 and a minimum salary of $150,000 per year from 2003 through 2005 for its CEO.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------

LEASES

         The Company rents office space under various lease agreements through February 2003. Monthly lease payments total approximately $3,200. Rent expense for the years ended December 31, 2001 and 2000 totaled $54,000 and $68,645, respectively. At December 31, 2001, the future minimum lease payments required over the remaining terms of these leases are as follows:

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
                                                                  ==============

NOTE 10 - SHAREHOLDERS' EQUITY
------------------------------

STOCKHOLDERS' EQUITY

         In 2001 and 2000, the Company committed to issuing a total of 12,623,200 and 4,747,510 shares of common stock, respectively. The Company also reacquired 328,850 shares of common stock in 2000. The shares were granted and acquired in the amounts and for the purposes described below:

              Purpose                                       Number of Shares
              -------                                       ----------------
          2001
          ----
          Acquisition of Universal View Corp.                        300,000
          Issued to officers for services                          3,000,000
          Issued to third parties for consulting services          9,180,000
          Issued in payment of interest and financing costs          143,200
                                                                  -----------
                                                                  12,623,200
                                                                  ===========

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 10 - SHAREHOLDERS'EQUITY (Continued)
-----------------------------
              Purpose                                       Number of Shares
              -------                                       ----------------
          2000
          ----
          Acquisition of The Debt Registry                         1,100,000
          Acquisition of Universal View Corp.                        400,000
          Issued to officers for services                            750,000
          Issued to third parties for consulting services          2,422,510
          Issued in settlement                                        75,000
                                                                   ----------
                                                                   4,747,510

          Purchase of treasury stock                                (153,850)
          Acquisition of treasury stock for extinguishment
            of officer note receivable                              (175,000)
                                                                   ----------
                                                                   4,418,660
                                                                   ==========

         During August 2001, the Company issued a total of 3,000,000 shares of common stock to officers of the Company as compensation for services provided to the Company. For the year ended 2001, the Company recognized $180,000 as compensation expense associated with these grants, based on the fair value of the stock at the time of the grant.

         During 2001, the Company issued 9,180,000 shares of common stock to third parties as compensation for consulting services provided to the Company. For the year ended 2001, the Company recognized $2,112,745 as expense related to these issuances based on estimated fair market value at the time of issuance.

         During 2001, the Company issued 143,200 shares for payment of interest and finance costs for the year. $35,600 was recorded as expense based on share price at the time of issuance.

         During April 2000, the Company issued a total of 750,000 shares of common stock to officers of the Company as compensation for services. For the year ended 2000, the Company recognized $533,906 as compensation expense associated with these grants, based on the value of the stock at the time of the grant.

         During 2000, the Company issued 2,422,510 shares of common stock to third parties as compensation for consulting services provided to the Company. For the year ended 2000, the Company recognized $2,286,184 as compensation expense associated with these issuances, based on the fair value of the stock.

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

NOTE 10 - SHAREHOLDERS' EQUITY (Continued)
------------------------------

         During 2000, the Company purchased 153,850 shares of common stock on the open market as authorized by the Board. Cost of this repurchase was $314,480.

         During December 2000, the Company acquired 175,000 shares of common stock in exchange for a note receivable from an officer in the amount of $208,605.

NOTE 11 - STOCK OPTION PLAN
----------------------------

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

STOCK OPTIONS

         The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, $0 and $15,625 compensation costs have been recognized for nonqualified options for the years ended December 31, 2001 and 2000, respectively. Under FASB Statement No.123, Accounting for Stock-Compensation, the fair value of each option granted during the years ended December 31, 2001 and 2000 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of ten years, with an average risk-free interest rate of 4.88% to 6.29%, price volatility of 1 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No. 123, reported net loss and net loss per common share would have been as follows:

                                                        2001           2000
                                                    ------------   ------------
         Net loss:
            As reported                             $ (5,125,636)  $ (7,429,236)
            Proforma                                $ (5,125,636)  $ (7,447,690)

         Basic and diluted net loss per share:
            As reported                             $      (0.24)  $      (0.61)
            Proforma                                $      (0.24)  $      (0.61)

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 11 - STOCK OPTION PLAN  (Continued)
----------------------------

         A summary of the activity of the stock options for the years ended December 31, 2001 and 2000 is as follows:

                                               2001                2000
                                        -------------------------------------------
                                                    Weighted               Weighted
                                                    Average                Average
                                                    Exercise               Exercise
                                          Shares     Price      Shares      Price
                                        -------------------------------------------
         Outstanding, beginning of period  1,980,000  $0.37     1,350,000   $  0.19
         Granted                             200,000  $1.00       630,000      0.76
         Forfeited                                --     --            --        --
         Expired                                  --     --            --        --
                                        -------------------------------------------
         Outstanding at end of period      2,180,000  $0.43    1,980,000    $  0.37
                                        ===========================================
         Exercisable at end of period      1,980,000  $0.43    1,780,000    $  0.37
                                        ===========================================
         Weighted-average fair value of
          options granted during the period           $1.00                 $  2.48
                                                      =====                ========

         A further summary of options outstanding at December 31, 2001 is as follows:

                             Options Outstanding          Options Exercisable
               -----------------------------------------------------------------
                                  Weighted
                                   Average    Weighted                Weighted
                                  Remaining   Average                 Average
                 Number          Contractual  Exercise     Number     Exercise
               Outstanding           Life      Price     Exercisable   Price
               -----------------------------------------------------------------
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

NOTE 12 - INCOME TAXES
-----------------------

         Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The Company has not filed tax returns since 1998. The tax effect of temporary differences consisted of the following as of December 31, 2001:

         Deferred tax assets:
         Net operating loss carryforwards                           $ 5,000,000
         Compensation element of stock options issued                       -

         Less valuation allowance                                    (5,000,000)
                                                                    ------------
                  Net deferred tax assets                           $       -
                                                                    ============

         Realization of deferred tax assets is dependant upon generating sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $1,722,000 and $2,397,700 for the years ended December 31, 2001 and 2000, respectively. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

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

         In 2000, the Company eliminated a deferred tax liability of $250,000 specific to SAP.

         A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                           2001         2000
                                                       ------------ ------------
         Income tax benefit at 35% statutory rate      $ 1,722,000  $ 2,676,700
         Nondeductible expenses                                -       (328,000)
         Change in valuation allowance                  (1,722,000)  (2,397,700)
         State income taxes, net                               -        457,300
         Other                                                 -       (158,300)
                                                       ------------ ------------
                                                       $       -    $   250,000
                                                       ============ ============

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

         SAP paid commissions on the sale of its properties to its executive officers and their affiliated companies of approximately $0 and $57,000, respectively for the years ended December 31, 2001 and 2000.

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

NOTE 14 - SEGMENT INFORMATION
-----------------------------

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

         Information about reported segment profit or loss and segment assets for the years ended December 31, 2001 and 2000 are as follows:


                                     Consumer      Rental
                                      Credit     Real Estate    Broadband
                                     Portfolio    Portfolio     Technology       Total
                                     ----------   -----------  -------------  ------------
  2001 Revenues                      $  151,327   $        --    $       -    $    151,327
  2000 Revenues                       1,533,504       418,752            -       1,952,256

  2001 Interest expense               1,072,699            --            -       1,072,699
  2000 Interest expense               1,791,062       250,744            -       2,041,806

  2001 Profit (loss) before taxes    (5,155,884)       30,248            -      (5,125,636)
  2000 Profit (loss) before taxes    (7,366,605)       29,177            -      (7,337,428)

  2001 Assets                         3,056,818            --      1,552,500     4,609,318
  2000 Assets                         8,571,111     2,223,686      1,552,500    12,347,297


               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 14 - SEGMENT INFORMATION (Continued)
-----------------------------

         Reconciliations of reportable segment profit or loss, and assets to consolidated totals for the years ended December 31, 2001 and 2000 are as follows:

                                                         2001           2000
                                                     -------------- --------------
    Profit or Loss
    --------------
    Total loss for reportable segments               $  (5,125,636) $  (7,337,428)
    Consolidating entries:
       Additional depreciation and elimination of gain
       on sale on properties based on increase in
       in fair value at date of acquisition                    -         (341,808)
                                                     -------------- --------------
            Loss before income taxes                 $  (5,125,636) $  (7,679,236)
                                                     ============== ==============
    Assets
    ------
    Total assets for reportable segments              $  4,069,318  $  12,547,297
    Eliminations:
       Intercompany receivables                                -       (1,174,421)
       Investment in subsidiaries                              -       (4,213,819)
    Unallocated amounts:
       Increase in fair value of properties at date
         of acquisition                                        -          956,488
                                                     -------------- --------------
            Consolidated total assets                $   4,069,318  $   8,115,545
                                                     ============== ==============