Form 10QSB
period 2002-06-30
SECURITY ASSET CAPITAL CORP/NV
filed 2002-08-14
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

                        Commission file number 000-29039

                       SECURITY ASSET CAPITAL CORPORATION
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                                           95-4729666
              ------                                           ----------
   (State or Other Jurisdiction                               (IRS Employer
 of Incorporation or Organization)                          Identification No.)

             701 B, Street, Suite 1775, San Diego, California 92101
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

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

             49,336,710 of common stock shares as of August 8, 2002.
                                   ----------


Transitional Small Business Disclosure Format (check one):

Yes               No   X
   ------           -------

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                                   JUNE 30, 2002
                                                                   -------------
                                     ASSETS
CURRENT ASSETS

  LOAN PORTFOLIO ASSETS                                            $    379,989

  RELATED PARTY RECEIVABLES, NET                                         21,789

  PREPAID EXPENSES                                                       37,200
                                                                   -------------

                        TOTAL CURRENT ASSETS                            438,978

NOTES RECEIVABLE                                                      1,200,000

LOAN PORTFOLIO ASSETS                                                   400,000

FIXED ASSETS, NET                                                        61,602

PATENTS AND PATENTS PENDING                                           1,552,500

DEBT REGISTRY DOMAIN NAMES                                            1,127,628
                                                                   -------------

                                                                   $  4,780,708
                                                                   =============

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  CURRENT PORTION OF NOTES PAYABLE                                 $  1,754,622
  ACCOUNTS PAYABLE                                                      458,463
  ACCRUED EXPENSES                                                      197,289
                                                                   -------------
  TOTAL CURRENT LIABILITIES                                           2,410,374

NOTES PAYABLE                                                         1,624,743
DEFERRED REVENUE                                                        382,190
                                                                   -------------
                        TOTAL LIABILITIES                             4,417,307
                                                                   -------------
SHAREHOLDERS' EQUITY
  PREFERRED STOCK, $.001 PAR VALUE, 20,000,000 AUTHORIZED,
         2,579,154 ISSUED AND OUTSTANDING, TOTAL LIQUIDATION
         PREFERENCE $5,158,308                                            5,158
  COMMON STOCK, $.001 PAR VALUE, 100,000,000 SHARES AUTHORIZED,
         35,176,710 ISSUED AND OUTSTANDING                               35,177
  ADDITIONAL PAID IN CAPITAL                                         16,686,441
  ACCUMULATED DEFICIT                                               (16,154,775)
                                                                   -------------
                                                                        572,001
  LESS:  TREASURY STOCK (175,000 shares)                               (208,600)
                                                                   -------------
                        TOTAL SHAREHOLDERS' EQUITY                      363,401
                                                                   -------------
                                                                   $  4,780,708
                                                                   =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED
                                                              JUNE 30,
                                                         2002          2001
                                                    -------------  -------------
REVENUES
  PORTFOLIO                                         $     25,757   $     57,165
  RENTAL                                                      --             --
                                                    -------------  -------------
                       TOTAL REVENUES                     25,757         57,165
                                                    -------------  -------------
EXPENSES
  PORTFOLIO                                               17,171        108,403
  RENTAL                                                      --             --
  GENERAL AND ADMINISTRATIVE                             519,981      1,649,967
                                                    -------------  -------------
                       TOTAL EXPENSES                    537,152      1,758,370
                                                    -------------  -------------

LOSS FROM OPERATIONS                                    (511,395)    (1,701,205)
                                                    -------------  -------------
OTHER
  INTEREST EXPENSE                                       (32,626)      (448,007)
  OTHER                                                       --             --
                                                    -------------  -------------

                       OTHER, NET                        (32,626)      (448,007)
                                                    -------------  -------------

NET LOSS                                            $   (544,021)  $ (2,149,212)
                                                    =============  =============

NET LOSS PER SHARE                                  $      (0.02)  $      (0.11)
                                                    =============  =============

WTD AVG SHARES USED TO COMPUTE NET LOSS PER SHARE     33,447,000     18,897,000
                                                    =============  =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                         2002         2001
                                                    -------------  -------------
REVENUES
  PORTFOLIO                                         $     36,903   $    108,378
  RENTAL                                                      --         68,922
                                                    -------------  -------------
                       TOTAL REVENUES                     36,903        177,300
                                                    -------------  -------------
EXPENSES
  PORTFOLIO                                               20,886        135,610
  RENTAL                                                      --         38,674
  GENERAL AND ADMINISTRATIVE                           1,028,757      2,296,137
                                                    -------------  -------------
                       TOTAL EXPENSES                  1,049,643      2,470,421
                                                    -------------  -------------

LOSS FROM OPERATIONS                                  (1,012,740)    (2,293,121)
                                                    -------------  -------------
OTHER
  INTEREST EXPENSE                                       (59,234)      (822,083)
  OTHER                                                       --         24,115
                                                    -------------  -------------

                       OTHER, NET                        (59,234)      (797,968)
                                                    -------------  -------------

NET LOSS                                            $ (1,071,974)  $ (3,091,089)
                                                    =============  =============

NET LOSS PER SHARE                                  $      (0.03)  $      (0.17)
                                                    =============  =============

WTD AVG SHARES USED TO COMPUTE NET LOSS PER SHARE     30,799,000     17,955,000
                                                    =============  =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                 SECURITY ASSET CAPITAL CORPORATION
                                                          AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               For the Six Months Ended June 30, 2002
                                                             (Unaudited)

                                  Preferred Stock       Common Stock       Treasury Stock      Additional
                                 ------------------ -------------------- -------------------    Paid-In     Accumulated
                                   Stock    Amount     Stock     Amount   Stock     Amount      Capital       Deficit       Total
                                 ---------- ------- ----------- -------- -------- ----------  ------------ -------------  ----------
Balance, December 31, 2001       2,579,154  $5,158  28,196,710  $28,197  175,000  $(208,600)  $16,069,116  $(15,082,801)  $ 811,070
                                 ---------- ------- ----------- -------- -------- ----------  ------------ -------------  ----------
Issuances of common stock:

   Consulting services:

   @$0.07 to $0.09 February 2002        --      --   3,300,000    3,300       --         --       276,200            --     279,500

   @$0.08 to $0.09 March 2002           --      --     350,000      350       --         --        28,650            --      29,000

Net loss for three months
  ended March 31, 2002                  --      --          --       --       --         --            --      (527,953)   (527,953)
                                 ---------- ------- ----------- -------- -------- ----------  ------------ -------------  ----------

Balance, March 31, 2002          2,579,154   5,158  31,846,710   31,847  175,000   (208,600)   16,373,966   (15,610,754)    591,617

Issuances of common stock:

   Consulting services:

   @$0.09 April 2002                    --      --   1,000,000    1,000       --         --        89,000            --      90,000

   @$0.065 May 2002                     --      --   1,685,000    1,685       --         --       107,840            --     109,525

   @$0.14 June 2002                     --      --     645,000      645       --         --        89,655            --      90,300

Issuance of warrants for
  common stock                          --      --          --       --       --         --        25,980            --      25,980

Net loss for three months
  ended June 30, 2002                   --      --          --       --       --         --            --      (544,021)   (544,021)
                                 ---------- ------- ----------- -------- -------- ----------  ------------ -------------  ----------

Balance, June 30, 2002           2,579,154  $5,158  35,176,710  $35,177  175,000  $(208,600)  $16,686,441  $(16,154,775)  $ 363,401
                                 ========== ======= =========== ======== ======== ==========  ============ =============  ==========

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                  5

                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                         2002          2001
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET CASH FLOWS FROM OPERATING ACTIVITIES            $   (343,094)  $   (323,971)


CASH FLOWS FROM INVESTING ACTIVITIES:

   ACQUISITION OF THE DEBT REGISTRY                     (227,000)       (42,075)


CASH FLOW FROM FINANCING ACTIVITIES:

   PROCEEDS FROM BORROWINGS - NOTES PAYABLE              570,094        362,603
                                                    -------------  -------------

              NET DECREASE IN CASH                            --         (3,443)

              CASH AT THE BEGINNING OF THE PERIOD             --          3,443
                                                    -------------  -------------

              CASH AT THE END OF THE PERIOD         $         --   $         --
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

PRINCIPLES OF CONSOLIDATION
---------------------------
The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation ("SACC") and its wholly owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc. ("SAP") for the first quarter of 2001, Broadband Technologies, Inc., Universal View Corporation, the DebtTrader.com and The Debt Registry. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

LOAN PORTFOLIO ASSETS AND REVENUE RECOGNITION
---------------------------------------------
Loan Portfolio Assets represent liquidating loan portfolios of delinquent accounts which have been purchased by SACC for resale and collection and are stated at the lower of cost or current value. The cost of these Assets is the actual amount spent for the purchase, including related brokerage commissions, if any. Management presently estimates that Loan Portfolio Assets in collection will realize gross collections in excess of the carrying value of the Assets. The cost of the Asset is written off by a percentage of cash collections on a portfolio-by- portfolio basis. The Company, therefore, writes off an amount less than one dollar of cost of Portfolio Assets for every dollar in gross collection. Certain Loan Portfolio Assets are sold in part or in whole by the Company. Gains and losses from such sales are recorded when the Assets are sold. The Company considers a sale to have taken place when there has been a transfer of The Loan Portfolio Assets and where the Company surrenders control over the Loan Portfolio Assets to the extent the consideration other then beneficial interests in the transferred Loan Portfolio Assets is received in exchange for the Loan Portfolio Assets.

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

OVERVIEW

The Company was founded on September 22, 1993 and has operated within the asset liquidation industry. Its historic primary operations through its wholly owned subsidiary Security Asset Management, Inc, have been the management of debt receivable portfolios, buying and selling of portfolios on a wholesale and retail level. The Company is in the process of developing the operations of The Debt Registry, Inc., a wholly owned subsidiary of the Company that is developing a database which is an asset ownership registration and tracking system for the asset liquidation and purchasing industry as well as for financial institutions. The Company's revenues in 2002 have resulted from the collections on and sales of debt portfolios. The Company is anticipating a shift in its operations whereby a majority of its future revenue will be generated through its wholly owned subsidiary, The Debt Registry, Inc,and related companies and Broadband Technologies, Inc., which holds several patents in connection with full screen, on demand video to be delivered via the Internet. Although the Company cannot guarantee, it expects to generate revenue through the Debt Registry by the end of 2002 and through Broadband Technologies by the end of 2003.

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES
Revenues for the three months ended June 30, 2002 were derived completely from collections on and sales of loan portfolio assets, which amounted to $25,757 as compared to $57,165 for the same period during 2001, which revenue was derived from the management of the Company's debt portfolio. The decrease in revenues resulted from the slowdown within the United State's economy as well as the decrease in loan portfolio sales due to management's emphasis on the development of the Debt Registry and fund raising efforts. The slowdown of the United States economy has resulted in an increase in defaults in connection with the debt receivables managed by Security Management Asset, Inc., the Company's wholly owned subsidiary.

NET LOSS
Net loss for the three months ended June 30, 2002 was $544,021 as compared to $2,149,212 for the same period during 2001. This decrease is primarily due to the decline in general and administrative expenses resulting from decreased costs associated with the issuance of common stock for services, and the decrease in interest expense resulting from the conversion of approximately $5.2 million of notes payable to preferred stock at the end of 2001.

RESULTS OF OPERATIONS FOR EACH OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES
Revenues for the six months ended June 30, 2002 were derived completely from collections on and sales of loan portfolio assets, which amounted to $36,903 as compared to $108,378 for the same period in 2001, which revenue was derived from the management of the Company's debt portfolios. The Company also earned rental revenues in the amount of $68,922 during the six months ended June 30, 2001 from its wholly owned subsidiary, Securities Asset Properties, Inc., which was sold on March 28, 2001. The decrease in revenues resulted from the slowdown within the United State's economy as well as the decrease in loan portfolio sales due to management's emphasis on the development of the Debt Registry and fund raising efforts. The slowdown of the United States economy has resulted in an increase in defaults in connection with the debt receivables managed by Security Management Asset, Inc., the Company's wholly owned subsidiary.

NET LOSS
Net loss for the six months ended June 30, 2002 was $1,071,974 as compared to $3,091,089 for the same period during 2001. This decrease is primarily due to the decline in general and administrative expenses resulting from decreased costs associated with the issuance of common stock for services, and the decrease in interest expense resulting from the conversion of approximately $5.2 million of notes payable to preferred stock at the end of 2001.

LIQUIDITY AND CAPITAL RESOURCES
The Company has only a limited operating history and revenues and has had net losses from operations. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital until such time the Company becomes profitable. The lack of financial resources and liquidity raises substantial doubt about its ability to continue as a going concern. The Company plans to continue funding its operations and proceeds from the further sale of its debt receivables portfolio and additional debt and equity capital offerings. There is no assurance that management will be successful in these endeavors.

PART II OTHER INFORMATION

 Item 1. Legal proceedings - None

 Item 2. Changes in Securities - None

 Item 3. Defaults Upon Senior Securities - None

 Item 4. Submission of Matters to a Vote of Security Holders - None

 Item 5. Other Information - None

 Item 6. Exhibits and Reports of Form 8K

(a)         Exhibit Description

            99.1 Certification of the Chief Executive Officer and the Chief Financial Officer of Security Asset Capital Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-k

            None.


                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  Security Asset Capital Corporation

DATED:  August 14, 2002           /s/ DAVID R. WALTON
                                  ----------------------------------------
                                  David R. Walton, Chief Executive Officer