Form 10QSB
period 2002-09-30
SECURITY ASSET CAPITAL CORP/NV
filed 2002-11-19
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
             1934 for the quarterly period ended September 30, 2002.

                        Commission file number 000-29039

                       SECURITY ASSET CAPITAL CORPORATION
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             NEVADA                                             95-4729666
  (State or Other Jurisdiction                                (IRS Employer
of Incorporation or Organization)                           Identification No.)

             701 B, Street, Suite 1775, San Diego, California 92101
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

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

            52,564,210 of common stock shares as of November 7, 2002.
                                   ----------


Transitional Small Business Disclosure Format (check one):

Yes               No    X
   ------           --------

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                                                 SEPTEMBER 30,
                                                                      2002
                                                                ----------------
                                     ASSETS
CURRENT ASSETS

  CASH                                                              $   164,036
  LOAN PORTFOLIO ASSETS                                                 374,620
  RELATED PARTY RECEIVABLES, NET                                         21,789
  PREPAID EXPENSES AND SERVICES                                         452,500
                                                                    ------------

                        TOTAL CURRENT ASSETS                          1,012,945


NOTES RECEIVABLE                                                      1,200,000
FIXED ASSETS, NET                                                        55,924
PATENTS AND PATENTS PENDING                                           1,000,000
LICENSING RIGHTS                                                        251,880
CAPITALIZED SOFTWARE COSTS                                              277,000
DEBT REGISTRY DOMAIN NAMES                                              400,628
                                                                    ------------

                                                                    $ 4,148,377
                                                                    ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  CURRENT PORTION OF NOTES PAYABLE                                  $ 1,693,028
  RELATED PARTY ADVANCES                                                196,258
  ACCOUNTS PAYABLE                                                      277,371
  ACCRUED EXPENSES                                                      475,273
                                                                    ------------
  TOTAL CURRENT LIABILITIES                                           2,641,930

NOTES PAYABLE                                                         1,624,743
DEFERRED REVENUE                                                        382,190
                                                                    ------------
                        TOTAL LIABILITIES                             4,648,863
                                                                    ------------
SHAREHOLDERS' EQUITY/(DEFICIT)
  PREFERRED STOCK, $.001 PAR VALUE, 20,000,000 AUTHORIZED,
            2,579,154 ISSUED AND OUTSTANDING, TOTAL LIQUIDATION
            PREFERENCE $5,158,308                                         5,158
  COMMON STOCK, $.001 PAR VALUE, 100,000,000 SHARES AUTHORIZED,
         51,114,210 ISSUED AND OUTSTANDING                               51,114
  ADDITIONAL PAID IN CAPITAL                                         18,411,321
  ACCUMULATED DEFICIT                                               (18,759,479)
                                                                    ------------
                                                                       (291,886)
  LESS:  TREASURY STOCK (175,000 shares)                               (208,600)
                                                                    ------------
                        TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)           (500,486)
                                                                    ------------
                                                                    $ 4,148,377
                                                                    ============


        The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         2002         2001
                                                    -------------  -------------
REVENUES
  PORTFOLIO                                         $    157,069   $     41,590
  RENTAL                                                      --             --
                                                    -------------  -------------
                       TOTAL REVENUES                    157,069         41,590
                                                    -------------  -------------
EXPENSES
  PORTFOLIO                                              104,713         27,434
  RENTAL                                                      --             --
  GENERAL AND ADMINISTRATIVE                           2,611,529        556,022
                                                    -------------  -------------
                       TOTAL EXPENSES                  2,716,242        583,456
                                                    -------------  -------------

LOSS FROM OPERATIONS                                  (2,559,173)      (541,866)
                                                    -------------  -------------
OTHER
  INTEREST EXPENSE                                       (45,531)      (232,010)
  OTHER                                                       --             --
                                                    -------------  -------------

                       OTHER, NET                        (45,531)      (232,010)
                                                    -------------  -------------

NET LOSS                                            $ (2,604,704)  $   (773,877)
                                                    =============  =============

NET LOSS PER SHARE                                  $      (0.06)  $      (0.03)
                                                    =============  =============

WTD AVG SHARES USED TO COMPUTE NET LOSS PER SHARE     46,064,000     23,933,000
                                                    =============  =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         2002         2001
                                                    -------------  -------------
REVENUES
  PORTFOLIO                                         $    193,972   $    108,378
  RENTAL                                                      --         68,922
                                                    -------------  -------------
                       TOTAL REVENUES                    193,972        177,300
                                                    -------------  -------------
EXPENSES
  PORTFOLIO                                              125,599        163,044
  RENTAL                                                      --         38,674
  GENERAL AND ADMINISTRATIVE                           3,640,286      2,852,159
                                                    -------------  -------------
                       TOTAL EXPENSES                  3,765,885      3,053,877
                                                    -------------  -------------

LOSS FROM OPERATIONS                                  (3,571,913)    (2,876,577)
                                                    -------------  -------------
OTHER
  INTEREST EXPENSE                                      (104,765)    (1,054,093)
  OTHER                                                       --         24,115
                                                    -------------  -------------

                       OTHER, NET                       (104,765)    (1,029,938)
                                                    -------------  -------------

NET LOSS                                            $ (3,676,678)  $ (3,864,967)
                                                    =============  =============

NET LOSS PER SHARE                                  $      (0.11)  $      (0.20)
                                                    =============  =============

WTD AVG SHARES USED TO COMPUTE NET LOSS PER SHARE     34,468,000     19,334,000
                                                    =============  =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                                SECURITY ASSET CAPITAL CORPORATION
                                                         AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                           For the Nine Months Ended September 30, 2002
                                                            (Unaudited)

                                            Preferred Stock             Common Stock                 Treasury Stock
                                   ----------------------------  ----------------------------  ----------------------------
                                       Stock         Amount         Stock          Amount         Stock           Amount
                                   -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2001            2,579,154   $      5,158     28,196,710   $     28,197        175,000   $   (208,600)
                                   -------------  -------------  -------------  -------------  -------------  -------------
Issuances of common stock:
   Consulting services:
   @$0.07 to $0.09 February 2002             --             --      3,300,000          3,300             --             --
   @$0.08 to $0.09 March 2002                --             --        350,000            350             --             --
Net loss for three months ended
   March 31, 2002                            --             --             --             --             --             --
                                   -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2002               2,579,154          5,158     31,846,710         31,847        175,000       (208,600)

Issuances of common stock:
   Consulting services:
   @$0.09 April 2002                         --             --      1,000,000          1,000             --             --
   @$0.065 May 2002                          --             --      1,685,000          1,685             --             --
   @$0.14 June 2002                          --             --        645,000            645             --             --

Issuance of options/warrants                 --             --             --             --             --             --

Net loss for three months
   ended June 30, 2002                       --             --             --             --             --             --
                                   -------------  -------------  -------------  -------------  -------------  -------------
Balance, June 30, 2002                2,579,154          5,158     35,176,710         35,177        175,000       (208,600)

Issuances of common stock:
   Cash                                 160,000            160          4,840          5,000
   Conversion of debt                   100,000            100          9,900         10,000
   Acquisition of subsidiary,
     Universal View                          --             --        770,000            770             --             --
   Consulting services:
   @$0.10 July 2002                          --             --     11,740,000         11,740             --             --
   @$0.055 August 2002                       --             --      2,087,500          2,087             --             --
   @$0.055 September 2002                    --             --      1,080,000          1,080             --             --

Issuance of options/warrants
   for services                              --             --             --             --             --             --
Issuance of warrants for
   licensing rights                     251,880        251,880

Net loss for three months ended
   September 30, 2002                        --             --             --             --             --             --
                                   -------------  -------------  -------------  -------------  -------------  -------------
Balance, September 30, 2002           2,579,154   $      5,158     51,114,210   $     51,114        175,000   $   (208,600)
                                   =============  =============  =============  =============  =============  =============


continued below:

                                   Additional
                                    Paid-In      Accumulated
                                    Capital         Deficit           Total
                                  -------------  -------------   -------------
Balance, December 31, 2001        $ 16,069,116   $(15,082,801)   $    811,070
                                  -------------  -------------   -------------
Issuances of common stock:
   Consulting services:
   @$0.07 to $0.09 February 2002       276,200             --         279,500
   @$0.08 to $0.09 March 2002           28,650             --          29,000
Net loss for three months ended
   March 31, 2002                           --       (527,953)       (527,953)
                                  -------------  -------------   -------------
Balance, March 31, 2002             16,373,966    (15,610,754)        591,617

Issuances of common stock:
   Consulting services:
   @$0.09 April 2002                    89,000             --          90,000
   @$0.065 May 2002                    107,840             --         109,525
   @$0.14 June 2002                     89,655             --          90,300

Issuance of options/warrants            25,980             --          25,980

Net loss for three months
   ended June 30, 2002                      --       (544,021)       (544,021)
                                  -------------  -------------   -------------
Balance, June 30, 2002              16,686,441    (16,154,775)        363,401

Issuances of common stock:
   Cash
   Conversion of debt
   Acquisition of subsidiary,
     Universal View                     41,580             --          42,350
   Consulting services:
   @$0.10 July 2002                  1,162,260             --       1,174,000
   @$0.055 August 2002                 112,726             --         114,813
   @$0.055 September 2002               58,320             --          59,400

Issuance of options/warrants
   for services                         83,374             --          83,374
Issuance of warrants for
   licensing rights

Net loss for three months ended
   September 30, 2002                       --     (2,604,704)     (2,604,704)
                                  -------------  -------------   -------------
Balance, September 30, 2002       $ 18,411,321   $(18,759,479)   $   (500,486)
                                  =============  =============   =============





               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                        5

                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         2002          2001
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET CASH FLOWS FROM OPERATING ACTIVITIES            $   (117,464)  $   (324,970)


CASH FLOWS FROM INVESTING ACTIVITIES:

   ACQUISITION OF THE DEBT REGISTRY                     (227,000)       (42,075)


CASH FLOW FROM FINANCING ACTIVITIES:

   NET PROCEEDS FROM BORROWINGS - NOTES PAYABLE          508,500        363,602
                                                    -------------  -------------

              NET INCREASE/(DECREASE) IN CASH            164,036         (3,443)

              CASH AT THE BEGINNING OF THE PERIOD             --          3,443
                                                    -------------  -------------

              CASH AT THE END OF THE PERIOD         $    164,036   $         --
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

LOAN PORTFOLIO ASSETS AND REVENUE RECOGNITION
---------------------------------------------
Loan Portfolio Assets represent liquidating loan portfolios of delinquent accounts which have been purchased by SACC for resale and collection and are stated at the lower of cost or current value. The cost of these Assets is the actual amount spent for the purchase, including related brokerage commissions, if any. Management presently estimates that Loan Portfolio Assets through sale or collection will realize gross collections in excess of the carrying value of the Assets. The cost of the Asset is written off by a percentage of cash collections on a portfolio-by- portfolio basis. The Company, therefore, writes off an amount less than one dollar of cost of Portfolio Assets for every dollar in gross sales or collection. Certain Loan Portfolio Assets are sold in part or in whole by the Company. Gains and losses from such sales are recorded when the Assets are sold. The Company considers a sale to have taken place when there has been a transfer of The Loan Portfolio Assets and where the Company surrenders control over the Loan Portfolio Assets to the extent the consideration other then beneficial interests in the transferred Loan Portfolio Assets is received in exchange for the Loan Portfolio Assets.

LICENSING RIGHTS
----------------
The Company entered into a licensing agreement for the purpose of creating an automated system to be used in conjunction with other systems either developed or under development by the Company solely for the purposes of the settlement and/or collection of consumer debts. The license shall be in force for a period of one year from the date of the agreement and the Company has the right to extend the license on a year to year basis for a period of ten years to the extent that performance measures and covenants are maintained. As consideration for the license the Company issued warrants to purchase up to 3,000,000 shares of its common stock valued at $251,880. The Company anticipates initial revenues from this patented settlement and collection system by the second quarter of 2003, at which time the licensing rights will begin being amortized. There can be no assurance that this product will be successfully developed or when developed profitable to the company.

CONVERSION OF DEBT AND SUBSEQUENT EVENT
---------------------------------------
During the third quarter of the Company issued a total of 100,000 shares of common stock in exchange for a $10,000 note payable.

Subsequent to September 30, 2002, the Company initiated a conversion of unsecured debt up to the amount of $3.0 million into shares of $2.00 Series A Convertible Redeemable Preferred Stock. The Company has authorized 20,000,000 shares, $0.001 par value of Preferred Stock which has a $2.00 per share liquidation preference. The Preferred Shares issued in conversion are valued at $2.00 per share. The converting shareholders have the right to convert their Preferred Shares to common stock at $2.00 per share anytime between September 30, 2002 and August 30, 2003. The preferred shares will be automatically converted to common stock upon the closing of a public offering with a value of at least $20,000,000.

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

OVERVIEW

Security Asset Capital Corporation (the "Company") was founded on September 22, 1993 and has operated within the asset liquidation industry. Its historic primary operations through its wholly owned subsidiary, Security Asset Management, Inc., a California corporation, have been the management of debt receivable portfolios, which includes buying and selling of portfolios on a wholesale and retail level. The Company is in the process of developing the operations of The Debt Registry, Inc., a Nevada corporation that is a wholly owned subsidiary of the Company that is developing a database which is an asset ownership registration and tracking system for the asset liquidation and purchasing industry as well as for financial institutions. The Company is also in the process of developing an online system for collecting and resolving consumer debt through a mechanized payment and bidding system. This unique, patented process has been licensed exclusively to Security Asset Capital Corporation for the consumer debt marketplace. In addition, Broadband Technologies, Inc., a Nevada corporation that is a wholly owned subsidiary of the Company holds several patents in connection with full screen, on demand video to be delivered via the Internet, which the Company is in the process of developing.

The Company's revenues in 2002 have resulted from the collections on and sales of debt portfolios. The Company is anticipating a shift in its operations whereby a majority of its future revenue will be generated through its account collection and resolution tool, The Debt Registry and Broadband Technologies. Although the Company cannot guarantee, it expects to generate revenue through its account collection and resolution tool and The Debt Registry by the second quarter of 2003 and through Broadband Technologies by 2004.

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES
Revenues for the three months ended September 30, 2002 were derived completely from collections on and sales of loan portfolio assets, which amounted to $157,069 as compared to $41,590 for the same period during 2001, which revenue was derived from the management of the Company's debt portfolio. The increase in revenues resulted from management's heightened effort to market the Loan Portfolio Assets to the debt buying industry during the third quarter of 2002. Although our revenues have increased, the slowdown of the United States economy has resulted in an increase in defaults in connection with the debt receivables managed by Security Management Asset, Inc., the Company's wholly owned subsidiary.

NET LOSS
Net loss for the three months ended September 30, 2002 was $2,604,704 as compared to $773,877 for the same period during 2001. This increase is primarily due to costs associated with the issuance of common stock for services, a $300,000 charge to record Loan Portfolio Assets at their net realizable value and a $1,052,500 impairment charge on long-lived assets, offset by the decrease in interest expense resulting from the conversion of approximately $5.2 million of notes payable to preferred stock at the end of 2001.

RESULTS OF OPERATIONS FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES
Revenues for the nine months ended September 30, 2002 were derived completely from collections on and sales of loan portfolio assets, which amounted to $193,972 as compared to $108,378 for the same period in 2001, which revenue was derived from the management of the Company's debt portfolios. The Company also earned rental revenues in the amount of $68,922 during the nine months ended September 30, 2001 from its wholly owned subsidiary, Securities Asset Properties, Inc., which was sold on March 28, 2001. The increase in revenues resulted from management's heightened effort to market the Loan Portfolio Assets to the debt buying industry during the third quarter of 2002. Although our revenues have increased, the slowdown of the United States economy has resulted in an increase in defaults in connection with the debt receivables managed by Security Management Asset, Inc., the Company's wholly owned subsidiary.

NET LOSS
Net loss for the nine months ended September 30, 2002 was $3,676,678 as compared to $3,864,967 for the same period during 2001. This decrease is primarily due to the lower costs associated with the issuance of common stock for services and the decrease in interest expense resulting from the conversion of approximately $5.2 million of notes payable to preferred stock at the end of 2001 offset by a $300,000 charge to record Loan Portfolio Assets at their net realizable value and a $1,052,500 impairment charge on long-lived assets.


LIQUIDITY AND CAPITAL RESOURCES
The Company has only a limited operating history and revenues and has had net losses from operations. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by the continued sale of its Loan Portfolio Assets and by obtaining additional debt financing and equity capital until such time the Company becomes profitable. Cash on hand as of September 30, 2002 resulted from the sale of a loan portfolio and unsecured, short-term borrowings. The lack of financial resources and liquidity raises substantial doubt about its ability to continue as a going concern. The Company plans to continue funding its operations and proceeds from the further sale of its debt receivables portfolio and additional debt and equity capital offerings. There is no assurance that management will be successful in these endeavors.

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


PART II OTHER INFORMATION

 Item 1. Legal proceedings - None

 Item 2. Changes in Securities - None

 Item 3. Defaults Upon Senior Securities - None

 Item 4. Submission of Matters to a Vote of Security Holders - None

 Item 5. Other Information - None

 Item 6. Exhibits and Reports of Form 8K

(a)      Exhibit Description

         10.1 Licensing Agreement entered between Security Asset Capital Corporation and Charles S. Broufman dated June 26, 2002. (to be filed supplementally)

         10.2 Licensing Agreement entered between Security Asset Capital Corporation and James D. Burchetta dated June 26, 2002. (to be filed supplementally)


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

                                  Security Asset Capital Corporation

DATED:  November 19, 2002         /s/ DAVID R. WALTON
                                  ------------------------------------------
                                  David R. Walton, Chief Executive Officer

                                  CERTIFICATION

          I, David Walton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Security Asset Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/ David Walton
--------------------------
Name: David Walton
Title: CEO and CFO