Form 10QSB/A
period 2002-09-30
SECURITY ASSET CAPITAL CORP/NV
filed 2002-12-04
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                               Amendment No. 2 to
                                  FORM 10-QSB/A


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
                                                                ----------------
                                     ASSETS
CURRENT ASSETS

  CASH                                                              $   164,036
  LOAN PORTFOLIO ASSETS                                                 374,620
  RELATED PARTY RECEIVABLES, NET                                         21,789
  PREPAID EXPENSES AND SERVICES                                         452,500
                                                                    ------------

                        TOTAL CURRENT ASSETS                          1,012,945


NOTES RECEIVABLE                                                      1,200,000
FIXED ASSETS, NET                                                        55,924
PATENTS AND PATENTS PENDING                                           1,000,000
LICENSING RIGHTS                                                        251,880
CAPITALIZED SOFTWARE COSTS                                              227,000
DEBT REGISTRY DOMAIN NAMES                                              400,628
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