Form 10QSB
period 2003-03-31
SECURITY ASSET CAPITAL CORP/NV
filed 2003-05-20
CIK 1103776

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
              1934 for the quarterly period ended March 31, 2003.

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

              69,444,210 of common stock shares as of May 19, 2003.
                                   ----------


Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       SECURITY ASSET CAPITAL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                                  MARCH 31, 2003
                                                                  --------------
                                     ASSETS

CURRENT ASSETS

  CASH                                                             $      8,963
  LOAN PORTFOLIO ASSETS                                                  86,149
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                               2,500
                                                                   -------------

             TOTAL CURRENT ASSETS                                        97,612


NOTES RECEIVABLE                                                        400,000
FIXED ASSETS, NET                                                        36,076
PATENTS AND PATENTS PENDING                                              10,000
OTHER ASSETS                                                             10,000
                                                                   -------------

                                                                   $    553,688
                                                                   =============

                      LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

  ACCOUNTS PAYABLE                                                 $    337,553
  ADVANCES FROM RELATED PARTIES                                         199,840
  ACCRUED EXPENSES AND OTHER LIABILITIES                                826,399
  NOTES PAYABLE                                                       2,529,465
                                                                   -------------

  TOTAL CURRENT LIABILITIES                                           3,893,257
                                                                   -------------


SHAREHOLDERS' DEFICIT
  PREFERRED STOCK, $.001 PAR VALUE, 20,000,000 AUTHORIZED,
       3,176,654 ISSUED AND OUTSTANDING, TOTAL LIQUIDATION
       PREFERENCE $6,353,000                                              6,353
  COMMON STOCK, $.001 PAR VALUE, 250,000,000 SHARES AUTHORIZED,
       69,444,210 ISSUED AND OUTSTANDING                                 69,444
  ADDITIONAL PAID IN CAPITAL                                         20,427,538
  ACCUMULATED DEFICIT                                               (23,634,304)
  LESS TREASURY STOCK AT COST (175,000 SHARES)                         (208,600)
                                                                   -------------
             TOTAL SHAREHOLDERS' DEFICIT                             (3,339,569)
                                                                   -------------

                                                                   $    553,688
                                                                   =============

         The accompanying notes are an integral part of the consolidated financial statements.

                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                         2003          2002
                                                    -------------  -------------

PORTFOLIO REVENUES                                  $     15,390   $     11,146

EXPENSES
  PORTFOLIO                                               13,851          3,715
  GENERAL AND ADMINISTRATIVE                             454,351        508,776
                                                    -------------  -------------
                       TOTAL EXPENSES                    468,202        512,491
                                                    -------------  -------------

LOSS FROM OPERATIONS                                    (452,812)      (501,345)
                                                    -------------  -------------
OTHER
  INTEREST EXPENSE                                       (68,227)       (26,608)
  OTHER                                                       --             --
                                                    -------------  -------------

                       OTHER, NET                        (68,227)       (26,608)
                                                    -------------  -------------

NET LOSS                                            $   (521,039)  $   (527,953)
                                                    =============  =============

NET LOSS PER SHARE                                  $      (0.01)  $      (0.02)
                                                    =============  =============

WTD AVG SHARES USED TO COMPUTE NET LOSS PER SHARE     65,064,000     29,994,000
                                                    =============  =============


         The accompanying notes are an integral part of the consolidated financial statements.



                                             SECURITY ASSET CAPITAL CORPORATION
                                                      AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                                             DEFICIT For the Three Months Ended
                                                       March 31, 2003
                                                        (Unaudited)


                                         Preferred Stock                Common Stock                Treasury Stock
                                  ----------------------------  ----------------------------  ----------------------------
                                      Stock          Amount         Stock         Amount         Stock          Amount
                                  -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2002           3,176,654   $      6,353     61,744,210   $     61,744        175,000   $   (208,600)
                                  -------------  -------------  -------------  -------------  -------------  -------------
Issuances of common stock:
   Consulting services:
   @$0.03 February 2003                     --             --      7,000,000          7,000             --             --
   @$0.03 March 2003                        --             --        700,000            700             --             --
Net loss for three months ended
   March 31, 2003                           --             --             --             --             --             --
                                  -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2003              3,176,654   $      6,353     69,444,210   $     69,444        175,000   $   (208,600)
                                  =============  =============  =============  =============  =============  =============

continued below:

                                   Additional
                                     Paid-In      Accumulated
                                     Capital        Deficit         Total
                                  -------------  -------------   -------------

Balance, December 31, 2002        $ 20,204,238   $(23,113,265)   $ (3,049,530)
                                  -------------  -------------   -------------
Issuances of common stock:
   Consulting services:
   @$0.03 February 2003                203,000             --         210,000
   @$0.03 March 2003                    20,300             --          21,000
Net loss for three months ended
   March 31, 2003                           --       (521,039)       (521,039)
                                  -------------  -------------   -------------
Balance, March 31, 2003           $ 20,427,538   $(23,634,304)   $ (3,339,569)
                                  =============  =============   =============










               The accompanying notes are an integral part of the
                       consolidated financial statements.





                       SECURITY ASSET CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                         2003          2002
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET CASH FLOWS FROM OPERATING ACTIVITIES            $    (28,037)  $    (40,706)


CASH FLOWS FROM INVESTING ACTIVITIES:

   ACQUISITION OF THE DEBT REGISTRY                           --       (100,000)


CASH FLOW FROM FINANCING ACTIVITIES:

   NET PROCEEDS FROM BORROWINGS - NOTES PAYABLE           37,000        140,706
                                                    -------------  -------------

              NET INCREASE/(DECREASE) IN CASH              8,963             --

              CASH AT THE BEGINNING OF THE PERIOD             --             --
                                                    -------------  -------------

              CASH AT THE END OF THE PERIOD         $      8,963   $         --
                                                    =============  =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------

BASIS OF PRESENTATION
---------------------
These condensed consolidated financial statements of Security Asset Capital Corporation and subsidiaries (the Company) do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the financial statements included in the Company's Form 10KSB for 2002. In the opinion of management, the financial information set forth in the accompanying condensed financial statements reflects all adjustments necessary for a fair statement of the periods reported and all such adjustments were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

PRINCIPLES OF CONSOLIDATION
---------------------------
The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation ("SACC") and its wholly owned subsidiaries, Security Asset Management, Inc., Broadband Technologies, Inc., Universal View Corporation, the DebtTrader.com and The Debt Registry. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CONVERSION OF DEBT
------------------
The Company has initiated a conversion of unsecured debt into shares of $2.00 Series A Convertible Redeemable Preferred Stock. The Company has authorized 20,000,000 shares, $0.001 par value of Preferred Stock which has a $2.00 per share liquidation preference. The Preferred Shares issued in conversion are valued at $2.00 per share. The converting shareholders have the right to convert their Preferred Shares to common stock at $2.00 per share anytime between September 30, 2002 and August 30, 2003. The preferred shares will be automatically converted to common stock upon the closing of a public offering with a value of at least $20,000,000.

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

OVERVIEW

Security Asset Capital Corporation (the "Company") was founded on September 22, 1993 and has operated within the asset liquidation industry. Its historic primary operations through its wholly owned subsidiary, Security Asset Management, Inc., a California corporation, have been the management of debt receivable portfolios, which includes buying and selling of portfolios on a wholesale and retail level. The Company is in the process of developing the operations of The Debt Registry, Inc., a Nevada corporation that is a wholly owned subsidiary of the Company that is developing a database which is an asset ownership registration and tracking system for the asset liquidation and purchasing industry as well as for financial institutions. The Company is also in the process of developing an online system for collecting and resolving consumer debt through a mechanized payment and bidding system. This unique, patented process has been licensed to Security Asset Capital Corporation for the consumer debt marketplace. In addition, Broadband Technologies, Inc., a Nevada corporation that is a wholly owned subsidiary of the Company holds several patents in connection with full screen, on demand video to be delivered via the Internet.

The Company's revenues in 2003 have resulted from the collections on and sales of debt portfolios. The Company is anticipating a shift in its operations whereby a majority of its future revenue will be generated through its account collection and resolution tool, The Debt Registry and Broadband Technologies. Although the Company cannot guarantee, it expects to generate revenue through its account collection and resolution tool by the first quarter of 2004 and The Debt Registry by the end of 2004.

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUES
Revenues for the three months ended March 31, 2003 were derived completely from collections on and sales of loan portfolio assets, which amounted to $15,390 as compared to $11,146 for the same period during 2002, which revenue was derived from the management of the Company's debt portfolio. Collection and sale activities remain at a low level based on the age of the Company's owned portfolio assets and management's focus on developing its debt resolution system and the Debt Registry. Although our revenues have increased, the slowdown of the United States economy has resulted in an increase in defaults in connection with the debt receivables managed by Security Management Asset, Inc., the Company's wholly owned subsidiary.

NET LOSS
Net loss for the three months ended March 31, 2003 was $521,039 as compared to $527,953 for the same period during 2002. The slight reduction in net loss is primarily the result of the $54,425 decrease in general and administrative expenses due to curtailed overhead costs offset by increases in portfolio and interest expenses for the comparable period in 2002.

LIQUIDITY AND CAPITAL RESOURCES
The Company has only a limited operating history and revenues and has had net losses from operations. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by the continued sale of its Loan Portfolio Assets and by obtaining additional debt financing and equity capital until such time the Company becomes profitable. The lack of financial resources and liquidity raises substantial doubt about its ability to continue as a going concern. The Company plans to continue funding its operations from the further sale of its debt receivables portfolio and additional debt and equity capital offerings. There is no assurance that management will be successful in these endeavors.

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II OTHER INFORMATION

 Item 1. Legal proceedings - None

 Item 2. Changes in Securities - None

 Item 3. Defaults Upon Senior Securities - None

 Item 4. Submission of Matters to a Vote of Security Holders - None

 Item 5. Other Information - None

 Item 6. Exhibits and Reports of Form 8K

(a)         Exhibit Description

            99.1 Certification of the President and the Chief Financial Officer of Security Asset Capital Corporation pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

            None.


                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           Security Asset Capital Corporation

DATED:  May 20, 2003                       /s/ DARRELL MUSICK
                                           -------------------------------------
                                           Darrell Musick,
                                           President and Chief Executive Officer

                                  CERTIFICATION

          I, Darrell Musick, certify that:

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

May 20, 2003

/s/ Darrell Musick
-------------------------------------
Darrell Musick
President and Chief Executive Officer