Form 10KSB
period 2002-12-31
SECURITY ASSET CAPITAL CORP/NV
filed 2003-05-22
CIK 1103776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

         [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's most recent fiscal year: $229,371

On December 31, 2002 the aggregate market value of the Common equity held by non-affiliates (based upon the average of bid and asked price as of December 31, 2002) was $4,322,095. As of May 19, 2003 the Issuer has 69,444,210 Outstanding Shares of Common Stock, $0.001 par value.


Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

Part I

Item 1. Business

Security Asset Capital Corporation, trading under the symbol ("SCYA") is a software and services company that facilitates on-line debt tracking, negotiation, settlement and collection for the credit card banking system and other consumer debt collection industries.

The Company combines both licensed and proprietary software solutions to deliver its web based services. In house development of The Debt Registry provides on-line debt tracking and registration functionality combined with the Company's rights under a licensing agreement with the founders of DebtResolve Inc for on-line financial settlement and collection services. The Company is presently seeking to extend and strengthen its current licensing agreement.


Security Asset Capital uses the power, reach and scalability of the Internet to allow credit card issuers and their respective debtors an easy to use and confidential process that encourages successful on-line resolution of overdue debt.

Security Asset Capital was founded in 1993 and is based in San Diego, California. The company provides its services to the debt industry through transaction integration and licensing of its technology. The Company's revenues are generated as a percentage of all debt managed and collected by the Company.

The Company expects to be in market trials with its debt resolution product in 2004. The Debt Registry product will also be in trial deployment with target clients during Q3 2004. Security Asset Capital Corporation anticipates that it will breakeven by Q3 2004 with projected growth in revenues and net income thereafter.


Products and Services

The Debt Registry

The company has developed a proprietary Internet based system for the acknowledgment and monitoring of outstanding consumer debt. This platform, The Debt Registry is a national account registration and tracking system, which allows debt owners, debt collectors, and consumers with credit card debt to locate, track and verify their debt portfolios. The Company plans to offer debt owners title and liability insurance and the system has been designed to bring conformity and efficiency to a previously informal environment protecting both sides of a loan portfolio sales transaction.

Debt tracking and registration is an integral part of the overall debt resolution industry and the Company plans to leverage their experience and market leadership in this discipline when reselling and integrating an internet based debt resolution and collection service.

Online Debt Resolution

The Company's future internet based debt resolution process allows credit card issuers, debt collectors, and consumers to increase the efficiency of settling outstanding credit card debt. This solution allows parties to use an online solution to settle their debt quickly and for an amount acceptable to both parties.

For consumers, the debt collection process is perhaps one of life's most unpleasant and confusing experiences. They avoid phone calls and posted reminders. Most of these consumers do not appreciate that they are able to negotiate a settlement and most feel threatened or intimidated through conventional collection processes. As debt remains unpaid, consumers' credit ratings suffer, making it difficult to complete future major purchases like buying a home or automobile.

The Company believes, the introduction of its internet based system for the negotiation and settlement of delinquent and charge-off credit card balances will have a revolutionary impact on the accounts receivable management industry. Through use of the Company's products, credit originators and collectors can present consumers the opportunity to resolve account balances in a non-intrusive manner. This can lead to an increased number of collection opportunities and higher percentage collections on consumer debt accounts.

Security Asset presently operates under a non-exclusive agreement with the founders of Debt Resolve Inc of New York which gives Security Asset a license to present services to the financial industry. The Company is presently seeking to strengthen and expand the licensing agreement based on mutually exclusive accounts for an extended period of time with renewal options.

Product roll out

The Company expects to be in market trials with its online debt resolution product in 2004. The Debt Registry will also be in trial deployment with target clients during 2004.


The Debt Registry process

The Debt Registry(TM) is an online registration and tracking system specifically developed for the financial services industry and the consumer. This industry is the largest in the US in which assets are bought and sold without the benefits of asset titles or filed ownership documents. The Company is committed to providing a secure, accessible storage system and environment whereby companies can conduct due diligence related to possible transactions, including the ability to verify ownership and information regarding accounts. The system is designed to assist consumers in locating accounts and verifying ownership prior to settlement.

At present, no third party tracks accounts or maintains ownership records. Under The Debt Registry process, each time an account changes ownership, a record of that sale is registered. Included in the record are identification data for the accounts, as well as experience information. Each account is assigned a registration number that is updated and tracked as ownership changes through the life of the account.

In the future, the Debt Registry's Clearinghouse will initially act as the hub for document requests to various banks and credit grantors. The Debt Registry(TM) will provide the industry with much needed structure without inviting government regulation. Lending institutions are facing a number of logistical and legal issues that arise from the inadequate processes and the overburdened, non-systemic infrastructure through which accounts are currently being managed and sold. This is the largest industry in which assets are bought and sold without the benefits of asset titles or filed ownership documents. While the industry recognizes the importance of maintaining self-regulation, it has done little to date to assist the consumer or to initiate self-imposed process improvement as a means of forestalling federal intervention. As a result, a number of dangerous dynamics are allowed to persist across the industry. Among these are:

* Lack of a chain of title and verifiable ownership of assets within the industry.
* Duplicate reporting of account information to the credit bureaus. *Difficulty in tracking, validating and updating account data.
* Difficulty in routing debtor payments to the current account owner.
* Inability or difficulty in locating sold accounts by consumer.

Competition

While the use of technology has been a key ingredient for success within the accounts receivable management industry, the Company is not aware of any other technology, which has the capability to potentially, increase communication with the consumer and provide the consumer with a non-intrusive way to settle accounts via the Internet.

Traditional tracking, settling and collection processes are both labor and time intensive. Credit card holders view these conventional services as highly emotional and intimidating experience. Such practices, play a large part in restricting successful debt resolutions.

The Company believes that the combination and attraction of the debt registration and debt resolution systems will potentially increase the number of consumers cleaning up their charged off accounts and settling balances at a higher rate.


RISK FACTORS

             Limited Operations to Date. The Company lacks a substantial prior operating history and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unproven business model and the management of growth. To address these risks, the Company must, among other things, maintain and significantly increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service, respond to competitive developments, and attract and motivate qualified personnel. There is no assurance that the Company's business strategy will be successful, or that additional capital will not be required in the short-term to continue business operations. For the year ended December 31, 2002, the Company had revenues of $229,371 and a loss of $8.0 million. At December 31, 2002, the Company had a negative net worth of $3.0 million. No assurance can be given that the Company will ever have profits.

             Change in Management. The Company's President, David R. Walton passed away suddenly in March 2003 bringing an unexpected need for a change in the management team. Currently, Darrell Musick is functioning as the President, Chief Executive Officer and Chief Financial Officer. In a planned succession, Mr. Musick will resign from all capacities on or about May 31, 2003 and will be replaced by Mr. Daniel J. Hill.

             Consumer Receivables May Not be Collectible. In the past, the Company has purchased, collected and managed previously defaulted consumer receivables generated by credit card and other consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The Company purchased the receivables from credit grantors, including banks, finance companies and other service providers. Substantially all of the receivables consist of account balances that the credit grantor has deemed uncollectible and has been charged-off from its balance sheet. Before the Company purchased the receivables, the credit grantors generally make numerous attempts to collect on the defaulted accounts. Credit grantors typically use their in-house collection departments, as well as third-party collection agencies, to attempt to collect on the overdue payments. The Company purchased the receivables at a significant discount to the amount the customer owes. The Company has written down its remaining receivables to approximately $100,000 based on the anticipated net collections to be realized. Despite this belief, actual recoveries on the receivables may vary as the result of a variety of factors within and beyond the Company's control and may be less than the amount the Company expects to recover.

             Risks Associated with New Products and Markets. The market for the Company's existing and proposed products and services are characterized by rapid technological changes, changing customer requirements, frequent service and product enhancements and introductions, and emerging industry standards. The introduction of products or services embodying new technologies and the emergence of new industry standards can render existing services or products obsolete and unmarketable. The Company's future success will depend, in part, on its ability to develop and use new technologies, respond to technological advances, enhance its existing services and products and develop new products and services on a timely and cost-effective basis. There can be no assurance that the Company will be successful in effectively developing or using new technologies, responding to technological advances or developing, introducing or marketing product and service enhancements or new products and services. In addition, the Company may enter into new markets in connection with enhancing its existing services and products and developing new products and services. There can be no assurance that the Company will be successful in pursuing new opportunities or will compete successfully in any new markets. There can be no assurance that a market for online consumer debt settlement and collection will develop or that any such market, if developed, will offer significant revenue opportunities for the Company. In order for the Company to generate revenues, banks must direct a portion of their budgets to Internet-based debt settlement and collection. If not, the Company's business, prospects, financial condition and results of operations from Debt Resolve would be materially adversely affected.

             Risks of Rapid Growth. Upon successful introduction of its technologies, the Company anticipates a period of rapid growth, which may place strains upon the Company's management and operational resources. The Company's ability to manage growth effectively will require the Company to integrate successfully its business and administrative operations into one dynamic management structure.

             Dividends Not Likely. No dividends on the Company's Common Stock have been declared or paid by the Company to date. The Company does not presently intend to pay dividends on shares for the foreseeable future, but intends to retain all earnings, if any, for use in the Company's business. There can be no assurance that dividends will ever be paid on the Common Stock of the Company.

             Substantial Competition. The bases of competition in markets for the Company's proposed Debt Resolve product, while limited at this time, could change. Debt Resolve must overcome significant barriers to entry into the financial services market and, as a result of its limited operations, its relatively untested operating system and market. Debt Resolve has no competitors at this time, however, in the future, competitors may enter this market and have substantially greater financial, technical, managerial and marketing resources, longer operating histories, greater name recognition, more established relationships with customers and content providers. Such competitors may be able to devote more resources to developing Internet services or online content than the Company. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and operating results.

             Dependence on Computer Systems. The Company operates through a variety of electronic mediums, including the Internet. These methods are heavily dependent on the integrity of the electronic systems supporting them. Extraordinary user volumes could cause the Company's computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of the Company's computer systems or any other systems (e.g., online service providers, record keeping and data processing functions performed by third parties and third-party software, such as Internet browsers) could cause customers to suffer delays in receiving services. Such delays could cause substantial losses for customers and could subject the Company to claims from customers for losses, including litigation claiming fraud or negligence. There can be no assurance that the Company's network structure will operate appropriately in the event of a computer systems failure or that, in the event of a fire or any other natural disaster, power or telecommunications failure, act of god or war, the Company will be able to prevent an extended computer systems failure. Any computer systems' failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and operating results.

             Dependence on Increased Usage and Stability of the Internet. Critical issues regarding the stability of the Internet's infrastructure remain unresolved. The rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multimedia content over the web has placed increasing strains on the Internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Internet and could reduce the usage of the Internet by businesses and individuals. Any failure of the Internet to support the number of users due to inadequate infrastructure, or otherwise, could materially and adversely affect the acceptance of the Company's products and services which would, in turn, materially and adversely affect the Company's business, prospects, financial condition and results of operations.

             Risks Associated with Strategic Acquisitions and Relationships. The Company has pursued and may in the future pursue strategic acquisitions of complementary businesses and technologies. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. There can be no assurance that the Company will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future or that any acquisition will enhance the Company's business, financial condition or operating results. The Company also has established a number of strategic relationships with debt collectors. The Company's strategic relationships have been entered into only recently and there can be no assurance that any such relationships will be maintained, and that if such relationships are maintained, they will be successful.

             Dependence on Intellectual Property Rights; Lack of Registration. The Company's success and ability to compete are dependent to a significant degree on its proprietary technology. The Company regards its technology as proprietary and attempts to protect it with trademarks, trade secret laws, restrictions on disclosure and other methods. The Company relies primarily on state and federal trade secret and trademark common law to protect its proprietary technology. It is the Company's policy to enter into confidentiality and non-competition agreements with its associates and generally to control access to and distribution of its proprietary technology. Notwithstanding the precautions taken by the Company to protect its intellectual property rights, it is possible that third parties may copy or otherwise obtain and use the Company's proprietary technology without authorization or otherwise infringe on the Company's proprietary rights. It is also possible that third parties may independently develop technologies similar to those of the Company. Policing unauthorized use of the Company's intellectual property rights may be difficult, particularly because it is difficult to control the ultimate destination or security of information transmitted over the Internet. The Company believes that, due to the rapid pace of technological innovation for Internet products and services, the Company's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel than upon the legal protections afforded its existing technology. In addition, the laws of foreign countries may afford inadequate protection of intellectual property rights.

             Government Regulation. The Company is not a credit card issuer. Even so, certain of its operations may be affected by laws and regulations applicable to credit card issuers. The relationship of a customer and a creditor is extensively regulated by federal and state consumer protection and related laws and regulations. Significant laws include the Fair Debt Collection Practices Act, Federal Truth-In-Lending Act, Fair Credit Billing Act, as well as applicable comparable statutes in the states in which customers reside or in which the financing institutions who originated the credit account are located. Failure to comply with applicable federal and state laws and regulations could have a material adverse effect on the Company. Applicable laws and regulations may limit the Company's ability to collect amounts owing with respect to receivables, regardless of any act or omission on the part of the Company. No assurance can be given that any indemnities received from the financial institutions who originated the credit account will be adequate to protect the Company from losses on the receivables or liabilities to customers. Any new laws or rulings that may be adopted, and existing consumer protection laws may adversely affect the Company's ability to collect the receivables. In addition, the failure of the Company and its affiliates to comply with such requirements could adversely affect the Company's ability to enforce the receivables and result in liability.

             The Company conducts a significant portion of its business through the Internet and intends to expand its use of such medium. To date, the use of the Internet has been relatively free from regulatory restraints. The SEC and certain states, however, are beginning to address the regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations probably will be adopted that constrain the Company's ability to transact business through the Internet. Any additional regulation of the Company's use of electronic media could render its business or operations more costly, less efficient, or even impossible.

             The Company is under formal investigation by the Securities and Exchange Commission and the Pennsylvania Securities Commission regarding the sale of the investor notes. No provision has been made for the effect, if any, of any findings from the investigation. The Company is in litigation arising in the normal course of business. Since the death of David R. Walton, certain counsel have ceased working with the Company and the status of various matters is difficult to ascertain. The Company has accrued certain amounts of additional liabilities to meet the expected but unknown expenses and costs of settling litigation. Management believes that any outcome of such matters will not be materially in excess of the recorded accruals.


ITEM 2. PROPERTIES

The Company's principal corporate offices are located at 701 B Street Suite 1775, San Diego, Ca 92101 and consist of approximately 1350 square feet.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, other than in the normal course of business, that would materially affect the Company. The Company is under formal investigation by the Securities and Exchange Commission and the Pennsylvania Securities Commission and the Pennsylvania Securities Commossion regarding the sale of the investor notes. No provision has been made for the effect, if any, of any findings from the investigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Trading Symbol - SCYA
Stock Exchange Listings - NASDAQ OTC Bulleting Board
Shareholders - At May 9, 2003, there were approximately 489 shareholders of record.

FISCAL YEAR 2001             HIGH             LOW
----------------             ----             ---

First Quarter                .68              .53
Second Quarter               .32              .23
Third Quarter                .15              .10
Fourth Quarter               .08              .07

FISCAL YEAR 2002             HIGH             LOW
----------------             ----             ---

First Quarter                .11              .055
Second Quarter               .31              .065
Third Quarter                .17              .06
Fourth Quarter               .12              .055


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. The words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date of this Annual Report on Form 10-KSB. It is not possible to foresee or identify all such factors. The Company disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof, which may affect the accuracy of any forward-looking statement.

Overview

As of December 2002, the Company had converted approximately $6.4 million of short term debt into preferred stock with conversion rights at $2.00 per share and $1.1 million of short term debt into 16 to 24 month notes at an annual interest rates from 4% to 12%. The Company is endeavoring to complete the conversion of the remaining short term debt into preferred stock. During the year ended December 31, 2002, the Company issued a significant number of shares of its common stock and options/warrants to purchase share of its common stock in exchange for services.

A majority of the Company's revenues to date have been from the purchasing and selling of debt portfolios.

The Company is anticipating that the majority of its future growth will come from its online debt resolution tool and The Debt Registry(TM). The concentration is on the online debt resolution tool during 2003 and thereafter The Debt Registry(TM) in 2004.

RESULTS OF OPERATIONS

Revenues

Revenues increased to $229,371 in 2002 from $151,327 in 2001. While revenues increased, the amount of revenues derived from collection and sales of portfolio assets remained significantly less than in previous years as a result of the Company's focus on developing new products and services and the aging of the consumer receivables held. During 2002 and 2001, the Company has incurred significant write-downs in portfolio value based on the lowered likely collections from its portfolio assets. As of December 31, 2002, the Company has valued its remaining consumer receivables at $100,000.

Expenses

Portfolio decreased to $700,000 in 2002 from $1,202,473 in 2001. A significant amount of portfolio expenses during 2002 and 2001 relate to the write-down of portfolio assets. General and administrative expenses increased to $3,995,146 in 2002 from $2,856,152 in 2001. The increase is primarily attributable to the issuance of stock and options/warrants for services. Impairment losses increased to $3,212,008 in 2002 from $200,000 in 2001 related to the management's assessment of the carrying values of intangible assets, including patent rights and The Debt Registry domain names.

Net loss per share

Net loss per share of $.14 in 2002 decreased from $.24 in 2001 as a result of the increase of approximately 31 million shares in the average number of shares outstanding and the increase in the net loss of approximately $2.9 million from 2001.

Liquidity and Capital Resources

The Company plans to continue funding its operations from the proceeds of additional debt and equity capital offerings. There is no assurance that management will be successful in these endeavors.

The Company's president, David R. Walton passed away in March 2003, bringing a change in management team and a life insurance policy, purchased in September 2002, has the Company as beneficiary of the death benefit. New management is hopeful that the funds will give the Company some resources to help bring the debt resolution product to market.

As of December 2002, the Company converted approximately $6.4 million of its short-term debt into preferred stock with conversion rights at $2.00 per share and $1.1 million of the short-term debt into 16 to 24 months obligations at an annual interest rates from 4% to 12%. The Company is endeavoring to complete the conversion of the remaining short term debt into preferred stock.

Subsequent Events

On March 14, 2003 the Company announced the sudden passing of its CEO, David Walton, Jr. Mr. Walton's role will be assumed by Darrell Musick until such time as an appropriate successor can be named.

ITEM 7. FINANCIAL STATEMENTS

See Section F


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DARRELL MUSICK, 67, President, Chief Executive Officer, and Chief Financial Officer. Mr. Musick was on the Board of Directors of the Debt Buyers Association from 1997 through 2002, and maintains direct relationships with credit grantors from the credit card, financing, banking and commercial industries. Previously, Mr. Musick was Regional Manager of Fedmart, now known as Costco, where he worked from 1958 through 1964. From 1964 to 1982, he was General Manager of Crocker Capital Corporation, an investment company. Mr. Musick has been treasurer of the nationwide "Debt Buyers Association" for the past two years.

DANIEL J. HILL, 54, Chairman of the Board. He has over 25 years management experience in the electronics industry, where his focus has been high growth companies, startups and turnarounds. From 1999 to 2001, Hill was Executive Vice president and Chief Operating Officer of Cerprobe Corporation. From 1998 to 1999 Hill was executive director for Price Waterhouse Coopers responsible for the firms focus on the semiconductor industry. From 1995 to 1998 Hill was the Founder and Chief Executive Officer of InterConnect Technology, a private semiconductor wafer foundry, located in Sunnyvale, California & Kuching, Malaysia From 1991 to 1995 Hill was Chairman President, Chief Executive Officer of Micro Component Technology in St. Paul, Minn. MCT had operations in the U.K., France, Germany, Italy, Malaysia, Singapore and Japan. From 1980 to 1991 Hill held various positions with National Semiconductor, Santa Clara, Calif. including, Division Vice President, General Manager, and Managing Director of Malaysian operations where he was responsible for over 6,000 employees. Hill is an electronics industry speaker and publisher. He holds a Bachelors of Science degree in Industrial Engineering from New Mexico State University.

BERNARD J. TYLER, 56, Chief Technical Officer has over 30 years experience in the computer technology industry. For the past 15 year he has focused his energies on emerging technology and growth oriented companies. From 2000 to 2002, Tyler was Vice President of Engineering and Operations at Path 1 Network Technologies helping the company become a leader in the Video over IP/Video on Demand (VOD) marketplace. From 1999 to 2000 Tyler was Vice President of Engineering at Nautronix Inc., a marine electronics company, where he reorganized diverging engineering groups and brought process and control of their product lines. From 1996 to 1999 Tyler worked in Executive Management positions with several startup company involved in the emerging Internet e-business and e-commerce applications. From 1994 to 1996 Tyler served initially as Vice President of Engineering and later made President and CEO of Software

Sorcery, a computer game manufacturer, where he spearheaded the reorganization and turnaround of this venture backed company. From 1990 to 1994 Tyler served as the Director of Software Engineering at Science Application International Corporation's Computer Systems Group, where he managed 40 engineers performing on a 500 million dollar systems engineer program for the United States Army. Tyler holds a Masters degree in Computer Science and a Bachelors of Science degree in Mathematics.

STEVEN KING, 44 Board of Directors, is a successful businessman and angel investor specializing in high technology; including networking, telecommunications, software, Internet business solutions and computer components. He is currently a Director and Investor of Qualistics Inc., a San Diego based CRM application software vendor whose clients include McDonalds, BellSouth and Domino's. In 1999 Mr. King was a co founder and investor in Solarsoft Ltd., a UK security software developer who licenses its technology to major PC vendors such as Epson, NEC and Toshiba. From 1998 to 2002 Steve was VP of Business Development with Memory Corporation PLC, a UK company which he lead a MBO of a division, DigMedia, Inc., relocating to the USA as its Co-founder and Chief Marketing Officer. DigMedia specialized in secure Internet broadcasting software, whose clients included Microsoft and TeleDenmark. He was the Founder and CEO and Deputy Chairman of Datrontech Group PLC, a leading UK technology distributor of computer and communications products. Mr. King took Datrontech public on the London Stock Exchange in 1995 and built the company's revenues in excess of $500 Million when he left in 1997.

The Directors and Executive officers named above will serve until the next annual meeting of the shareholders of the Company in the year 2003. Directors will be elected for one-year terms at each annual shareholder's meeting. Officers hold their positions at the appointment of the Board of Directors.
Each Director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the bylaws of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all annual and long-term compensation for services in all capacities to the Company in respect of each of the individuals who were, as of December 31, 2002, considered executive officers.

                            SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION        SALARY         RESTRICTED STOCK

David R. Walton                    $6,100            $150,000
Chief Executive Officer

Darrell Musick                     $6,000            $150,000
President

David S. Walton                    $6,000            $150,000
Secretary/Treasurer(a)

(a) Subsequent to December 31, 2002, David S. Walton no longer acts in any capacity as an officer or director of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about our directors and executive officers.

                          NAME OF             SHARES OF
    TITLE OF CLASS    BENEFICIAL OWNER       COMMON STOCK    PERCENT OF CLASS
    --------------    ----------------       ------------    -------------------

    Common            Darrell Musick(a)        3,320,000            5.37%

                      David R. Walton          1,000,000            1.78%

                      David S. Walton          3,575,000            5.79%

                      James Burchetta(b)       3,000,000            4.86%

                      Charles Brofman(b)       3,000,000            4.86%

                      Daniel J. Hill(c)           50,000            0.08%

                      Directors and
                      Officers as a
                      Group                    7,945,000           13.02%

(a) Mr. Musick and his wife, Marie A. Musick, are the beneficial owners of Tonda Corporation, a Nevada corporation, that owns 1,400,000 shares of the Company's
Common Stock. Although Mr. Musick disclaims beneficial ownership of more than the shares listed, his son, Daniel Warren Musick, owns 883 shares, his mother, Esther G. Musick, owns 333 shares, and his wife, Marie A. Musick, owns 333 additional shares.

(b) Mr. Burchetta and Mr. Brofman are the holders of common stock based on consulting agreements to assist the company develop an online debt resolution system. Each also holds warrants to purchase 1,500,000 shares of common stock based on a licensing agreement executed with the Company.

(c) Mr. Hill also holds 200,000 options to purchase shares of the Company's commons stock at $0.35 per share. Additionally, Mr. Bernie Tyler holds 150,000 options to purchase shares of the Company's common stock at $0.35 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Index to Exhibits

        1       Certificate of Incorporation of the Company - Nevada

        2       Bylaws of the Company

        3       Stock Option Plan (1997)

(b)     Report on Form 8-K - None.

ITEM 14.    CONTROLS AND PROCEDURES

            Within the ninety days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       Security Asset Capital Corporation,
                                     a Nevada corporation


DATED: May 20, 2003                  /s/ Darrell Musick
                                    ------------------------------------------
                                    Darrell Musick
                                    President, Chief Executive Officer and
                                    Chief Financial Officer




                  SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
                           OF CHIEF EXECUTIVE OFFICER

            I, Darrell Musick, President, certify that:

1. I have reviewed this annual report on Form 10-KSB of Security Asset Capital Corporation (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in

4.   Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of ( the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 20, 2003

                                                By:   /s/ Darrell Musick
                                                     ---------------------------
                                                      Darrell Musick
                                                      President and
                                                      Chief Executive Officer

                  SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
                           OF CHIEF FINANCIAL OFFICER

            I, Darrell Musick, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Security Asset Capital Corporation (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in

4.   Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of ( the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 20, 2003

                             By: /s/ Darrell Musick
                                 --------------------------------
                                 Darrell Musick
                                 Chief Financial Officer

                       SECURITY ASSET CAPITAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                 For The Years Ended December 31, 2002 and 2001

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

INDEPENDENT AUDITORS'REPORT                                        F-1

FINANCIAL STATEMENTS

      Consolidated Balance Sheet                             F-2 - F-3

      Consolidated Statements of Operations                        F-4

      Consolidated Statements of
         Shareholders' (Deficit) Equity                      F-5 - F-6

      Consolidated Statements of Cash Flows                  F-7 - F-8

      Notes to Consolidated Financial Statements             F-9 - F-23

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Security Asset Capital Corporation

We have audited the accompanying consolidated balance sheet of Security Asset Capital Corporation and Subsidiaries (the "Company"), as of December 31, 2002, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Asset Capital Corporation and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Hurley & Company

Granada Hills, California
April 27, 2003

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002

                                     ASSETS
                                     ------


Current assets:

      Loan portfolio assets                                     $    100,000
      Prepaid expenses and other current assets                        2,500
                                                                -------------
            Total current assets                                     102,500

Long-term note receivable, related parties                           400,000

Furniture and equipment, net of accumulated depreciation              41,076

Patent and patents pending                                            10,000

Other assets                                                          10,000
                                                                -------------

            Total assets                                        $    563,576
                                                                =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET (Continued)
                                December 31, 2002

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------


Current liabilities:
      Bank overdraft                                            $     10,857
      Accounts payable                                               282,302
      Advances from related parties                                   85,310
      Accrued expenses and other liabilities                         742,172
      Notes payable                                                2,492,465
                                                                -------------
        Total current liabilities                                  3,613,106

                                                                -------------
        Total liabilities                                          3,613,106
                                                                -------------

Commitments and contingencies                                             --

Shareholders' deficit:
      Preferred stock, par value $0.001 per share,
        20,000,000 shares authorized, 3,176,654 shares issued
        and outstanding, total liquidation preference
        $6,353,308                                                     6,353
      Common stock, par value $0.001 per share,
        250,000,000 shares authorized; 61,744,210
        shares issued and outstanding                                 61,744
      Additional paid-in capital                                  20,204,238
      Accumulated deficit                                        (23,113,265)
      Less treasury stock at cost, (175,000 shares)                 (208,600)
                                                                -------------
        Total shareholders' deficit                               (3,049,530)
                                                                -------------
        Total liabilities and shareholders' deficit             $    563,576
                                                                =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001


                                                      2002           2001
                                                 -------------  -------------
Revenues:
   Portfolio                                     $    229,371   $    151,327
                                                 -------------  -------------

Expenses:
   Portfolio                                          700,000      1,202,473
   General and administrative                       3,995,146      2,856,152
                                                 -------------  -------------

   Total expenses                                   4,695,146      4,058,625
                                                 -------------  -------------

      Loss from continuing operations              (4,465,775)    (3,907,298)
                                                 -------------  -------------
Other income (expense):
   Other income                                            --         14,526
   Interest expense (including amortization of
     deferred financing costs of $273,160
     in 2001)                                        (352,681)    (1,072,699)
   Impairment of intangible assets                 (3,212,008)      (200,000)
                                                 -------------  -------------

   Total other expense                             (3,564,689)    (1,258,173)
                                                 -------------  -------------

      Loss before discontinued operations
         and income tax benefit                    (8,030,464)    (5,165,471)

Income from discontinued operations, net of
  income taxes of $0                                       --         39,835
                                                 -------------  -------------

      Net loss                                   $ (8,030,464)  $ (5,125,636)
                                                 =============  =============


Basic and diluted net loss per share             $      (0.15)  $      (0.24)
                                                 =============  =============
Weighted average number of shares
  outstanding, basic and diluted                   52,271,812     21,328,000
                                                 =============  =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                         SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                           For the Years Ended December 31, 2002 and 2001

                                  Common Stock        Treasury Stock      Preferred Stock    Additional
                             --------------------- -------------------- --------------------   Paid-In    Accumulated
                               Shares      Amount   Shares     Amount     Shares     Amount    Capital      Deficit        Total
                             ----------- --------- --------- ---------- ---------- --------- ------------ ------------- ------------
Balance, January 1, 2002     28,196,710  $ 28,197   175,000  $(208,600) 2,579,154  $  5,158  $16,069,116  $(15,082,801) $   811,070

Issuances of common stock:

 Consulting services         27,547,500    27,547        --         --         --        --    2,234,427            --    2,261,974

 Services of
   executive officers         6,000,000     6,000        --         --         --        --      444,000            --      450,000

 Issuance of preferred stock
  in conversion of notes payable     --        --        --         --     597,500    1,195      769,063            --      770,258

 Issuance of stock options
  In exchange for services           --        --        --         --         --        --      687,632            --      687,632

Net loss for the year ended
  December 31, 2002                  --        --        --         --         --        --           --    (8,030,464)  (8,030,464)
                             ----------- --------- --------- ---------- ---------- --------- ------------ ------------- ------------

Balance, December 31, 2002   61,744,210  $ 61,744   175,000  $(208,600) 3,176,654  $  6,353  $20,204,238  $(23,113,265) $(3,049,530)
                             =========== ========= ========= ========== ========== ========= ============ ============= ============

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements.

                                                                 F-5

                                         SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY (Continued)
                                           For the Years Ended December 31, 2002 and 2001

                                    Common Stock        Treasury Stock      Preferred Stock     Additional
                               --------------------- -------------------- --------------------   Paid-In    Accumulated
                                  Shares     Amount    Shares    Amount     Shares     Amount    Capital      Deficit       Total
                               ----------- --------- --------- ---------- ---------- --------- ------------ ------------ -----------
Balance, January 1, 2001       15,573,510  $ 15,573   328,850  $(523,085)        -- $      --  $ 8,746,056  $(9,957,165)$(1,718,621)

Issuances of common stock:

  Consulting services           9,180,000     9,180  (153,850)   314,485         --        --    1,789,080           --   2,112,745

  Interest and financing costs    143,200       144        --         --         --        --       35,456           --      35,600

  Services of
    executive officers          3,000,000     3,000        --         --         --        --      177,000           --     180,000

  Issued in acquisition
   of Universal View              300,000       300        --         --         --        --      168,750           --     169,050

Issuance of preferred stock
 in conversion of notes payable        --        --        --         --  2,579,154     5,158    5,152,774           --   5,157,932

Net loss for the year ended
  December 31, 2001                    --        --        --         --         --        --           --   (5,125,636) (5,125,636)
                               ----------- --------- --------- ---------- ---------- --------- ------------ ------------ -----------

Balance, December 31, 2001     28,196,710    28,197   175,000   (208,600) 2,579,154     5,158   16,069,116  (15,082,801)    811,070

                                             The accompanying notes are an integral part
                                              of the consolidated financial statements.

                                                                 F-6

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 2002 and 2001

                                                           2002          2001
                                                      -------------  -------------
Cash flows from operating activities:
   Net loss                                           $ (8,030,464)  $ (5,125,636)
   Adjustments to reconcile net loss to net
     cash flows used in operating activities:
       Depreciation and amortization                        26,125         11,169
       Amortization of deferred financing costs                 --        273,160
       Notes issued for settlement
          of legal disputes                                312,722             --
       Issuances of common stock for consulting
          and other services                             2,261,974      1,798,260
       Issuances of common stock for consulting
          and other services of executive officers         450,000        180,000
       Impairment of intangible assets                   2,433,128        200,000
       Provision for loss on note receivable               417,810             --
       Issuance of treasury stock for services                  --        314,485
       Issuance of common stock for acquisition
            costs expensed                                      --        169,050
       Issuance of common stock options for
          consulting and other services                    687,632             --
   Changes in operating assets and liabilities:
    (Increase) decrease in:
       Loan portfolio assets                               700,000      1,149,598
       Related party receivables - directors                21,789         24,500
       Prepaid expenses and other current assets            64,700        (42,784)
     Increase (decrease) in:
       Accounts payable, accrued expenses and
         other liabilities                                 102,910        265,913
                                                      -------------  -------------

       Net cash flows provided by (used in)
        operating activities                              (552,394)      (782,285)
                                                      -------------  -------------

Cash flows from investing activities:
   Purchase of property and equipment                           --         (6,263)
   Proceeds from sale of rental properties, net                 --        250,000
                                                      -------------  -------------

      Net cash flows provided by investing activities           --        243,737
                                                      -------------  -------------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                      F-7

                  SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    For the Years Ended December 31, 2002 and 2001

                                                              2002           2001
                                                         -------------    ------------
Cash flows from financing activities:
   Increase (decrease) in bank overdraft                 $    (15,106)    $    18,921
   Repayments of notes payable                                     --              --
   Proceeds from borrowings - notes payable                   567,500         516,184
   Repayments of long-term debt                                    --              --
                                                         -------------    ------------

      Net cash flows provided by (used in)
             financing activities                             552,394         535,105
                                                         -------------    ------------

Net decrease in cash and cash equivalents                          --          (3,443)

Cash and cash equivalents at beginning of year                     --           3,443
                                                         -------------    ------------

Cash and cash equivalents at end of year                 $         --     $        --
                                                         =============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
      Interest                                           $         --     $        --
                                                         =============    ============
      Income taxes                                       $         --     $        --
                                                         =============    ============


Supplemental disclosure of non-cash investing and financing activities:

      Conversion of notes payable to preferred stock     $    770,258     $ 5,157,932
                                                         =============    ============

      Note receivable from related party in
            in disposition of operations                 $         --     $ 1,200,000
                                                         =============    ============

                        The accompanying notes are an integral
                    part of the consolidated financial statements.

                                          F-8

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

ORGANIZATION AND BUSINESS

         Security Asset Capital Corporation ("SACC"), a Nevada corporation, Trading under the symbol ("SCYA"), operates through the following wholly owned subsidiaries:

         Security Asset Management, Inc. ("SAM"), a California corporation, which, together with SACC, acquires, manages, collects and markets distressed consumer credit portfolios for their own account and third parties.

         Security Asset Properties, Inc. ("SAP"), a Nevada corporation, owns and operates fourteen income producing residential properties in San Diego County, California. This corporation, formerly known as Four D Corporation, was acquired in a stock swap on October 31, 1999, whereby SACC acquired 100% of the outstanding common stock of Four D Corporation in exchange for 900,000 shares of Security Asset Capital Corporation's common stock. This transaction has been recorded as a purchase. The excess fair value of assets acquired over liabilities assumed of $1,067,810 was allocated to rental real estate. The results of operations of the acquired business have been included in Security Asset Capital Corporation and Subsidiaries' consolidated results of operations from the date of acquisition. SAP was sold to former officers and shareholders of SAP in March 2001. (See Note 3)

         Broadband Technologies, Inc. ("Tech"), a Nevada corporation, was formed in 1999. Tech was capitalized by the contribution from SACC of a patent and certain patents pending and licensing for direct on-line full screen video technology which was acquired for cash and stock in 1999 by SACC. Tech will continue development of its capability for video streaming on-line and enhanced distributive database management on the Internet. There has been no activity within this segment in 2001 or 2002. The investment has been written down to a de minimis value in 2002.

         The Debt Trader holds certain technology and rights related to an online market place for buyers and sellers of distressed debt portfolios, internally known as theDebtTrader.com.

         The Debt Registry, a Nevada corporation, has contracted with Expanets, Inc. to develop a software system, which applies to the registration and tracking of individual debt accounts sold by lending institutions to third parties. The CUSIP type tracking system will bring order and accountability to the buying and selling of debt portfolios in a manner similar to what the Department of Motor Vehicles does for the automotive industry. Management has switched emphasis to a debt resolution system that is more of a collection tool for the users of the Debt Registry. The product is still in the development stage.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         Universal View Corp., a non operating reporting public shell corporation, was acquired by the Company during 2000 through a reverse merger for $1,194,050 consisting of cash in the amount of $125,000 and 700,000 shares of the Company's common stock. Universal View Corp. had no operations during the years ended December 31, 2002 and 2001.

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements consolidate the accounts of Security Asset Capital Corporation and its wholly-owned subsidiaries, Security Asset Management, Inc., Security Asset Properties, Inc., (prior to its sale in March 2001) Broadband Technologies, Inc., the Debt Trader, Universal View Corporation and The Debt Registry. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Management estimates that the gross margin on resales of Loan Portfolio Assets approximates 10% and that the gross potential collections from the Loan Portfolio Assets held as of December 31, 2002 will be in the range of $100,000 to $180,000, with estimated related collection costs of approximately 10% to 20%. These assets are carried on the books of the Company at $100,000 at December 31, 2002.

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

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

         Loan Portfolio Asset costs are written off by a percentage of cash collections on a portfolio-by-portfolio basis. Management had estimated that Portfolio Assets in collection would realize gross collections equal to approximately three times the purchase price of the Portfolio Assets. The Company, had written off one dollar of cost of Portfolio Assets for every three dollars in gross collection. In 2001 and 2002, the estimate of future collection was reduced such that the Company writes off $0.90 of cost for every dollar of gross collection.

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

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

NET LOSS PER SHARE

         Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if preferred stock were converted, and stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2002 and 2001, options to purchase 14,030,000 and 1,980,000 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation. The 3,176,654 and 2,579,154 shares of preferred stock outstanding at December 31, 2002 and 2001, respectively, are also anti-dilutive and not included in the computation.

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

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

COMPREHENSIVE INCOME

         The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement effective January 1, 1998. For the years ended December 31, 2002 and 2001, the Company had no material items that were required to be recognized as components of comprehensive income.

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

INTANGIBLE ASSETS

         Prior to July 1, 2001, the cost of acquired businesses in excess of the fair value of net assets acquired was recorded as goodwill and amortized on the straight-line method over periods not exceeding forty

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         years. Pursuant to the new accounting standards issued in July 2001, effective July 1, 2001, goodwill recorded in connection with acquisitions consummated prior to that date continued to be amortized through December 31, 2001 and have not been amortized thereafter. Goodwill recognized in connection with acquisitions consummated after June 30, 2001 will not be amortized. Other intangible assets (primarily patents and patents pending) are recorded at fair market value at the date of acquisition based upon appraisals obtained by management and will be amortized on the straight-line method over periods not exceeding fifteen years when the products pertaining to the intangible assets are available for use by outside parties.

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

SEGMENT REPORTING

         The Company currently operates in three reportable business segments. Substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the Unites States. No one customer accounted for ten percent or more of net revenues in 2002 or 2001.

RECENT PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 141 and SFAS 142 were adopted commencing January, 2002.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

         In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes SFAS No. 121. SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS is effective for fiscal years beginning after December 15, 2001.

         The adoption of SFAS 142 and SFAS 144 did not have a material effect on the Company's consolidated results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 145 is effective for financial statements issued for years beginning after May 15, 2002. As of December 31, 2002, the Company had not yet adopted SFAS No. 145. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements will not be restated Management does not expect adoption of SFAS 145 or 146 to have a material effect on the Company's consolidated financial statements.

RECLASSIFICATIONS

         Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

         During the two years ended December 31, 2002 and 2001, the Company has suffered recurring losses from operations, significant negative working capital and no guaranteed access to capital resources. At present, the Company's working capital deficit and limited capital resources do not enable it to meet the Company's near-term capital needs.

         In addition, The Company's largest assets, The Debt Registry and Broadband Technologies, Inc., are not generating any revenue. The note receivable from related parties is now is dispute as to due date and are disclosed as long-term assets.

         The Company's president, David Walton passed away in March 2003, bringing a change in management team. A key man life insurance policy, purchased in September 2002 named the Company as beneficiary of the death benefit. New Management is hopeful that the proceeds will give the Company additional resources to bring the debt resolution system to market.

         Management is hopeful that The Debt Registry combined with the debt resolution system will become operational in 2004. Management is planning to borrow and raise investment capital sufficient to fund development of The Debt Registry and debt resolution system. Broadband Technologies, Inc. has now been written down as impaired Due to inability to attract a partner or bring the technology to market. Management is concentrating almost all of its efforts on the debt resolution system and Debt Registry programs. However, the Company will continue to search for a partner to bring the Broadband technology to market or to sell the technology.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 2 - BASIS OF PRESENTATION (Continued)
------------------------------

         There is a formal investigation by the Securities and Exchange Commission and the Pennsylvania Securities Commission regarding the sale of investor notes. No provision has been made for the effect, if any, of any findings from that investigation.

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

NOTE 3 - SALE OF INVESTMENT IN RENTAL REAL ESTATE
-------------------------------------------------

         In 2001, the Company sold its subsidiary SAP to Western Asset Limited Partnership ("Western") and El Dorado Properties, Inc. ("El Dorado"), entities controlled by SAP's former owners, for a $1,200,000 note receivable and $250,000 in cash. The note bears interest at 5% per annum, payable in arrears, with all unpaid principal and interest due on March 28, 2003. The note is secured by SAP's stock as well as the 900,000 shares of the Company's common stock owned by SAP's former owners that were received by them in 1999 when the Company first acquired SAP. The sale of SAP resulted in a deferred gain of $382,190 at December 31, 2001. Due to the uncertainty of collection, the gain and the interest on the note will be recognized when the amounts are received. The shareholders of SAP have agreed not to sell or encumber the rental properties owned by SAP without prior notification and approval by SCYA Management. As of May 2003, Western is now disputing the due date of the note, citing an agreement with SCYA Management. As a result, the note has been written down to reflect the anticipated costs to be incurred in collecting the note. In addition, some creditors have attached the note and will work with management to effect collection.

NOTE 4 - FURNITURE AND EQUIPMENT
--------------------------------

                 Furniture and equipment                          $      83,083
                 Less: accumulated depreciation                         (42,007)
                                                                  --------------
                                                                  $      41,076
                                                                  ==============

NOTE 5 - PATENTS AND PATENTS PENDING
-------------------------------------

         During 1999, the Company acquired a patent, certain patents pending and licensing for direct on-line full-motion video on-demand technology in exchange for its common stock. The fair market value at the date of acquisition was $1,552,500, based on an appraisal obtained by management.

         Management wrote the asset down $1,542,000 to $10,000 due to impairment and is seeking to sell the technology.

NOTE 6 - GOODWILL
-----------------

         During March 2000, the Company acquired 100% of the outstanding common stock of Universal View Corporation (a non operating shell corporation) in a reverse merger. The Company acquired all of the outstanding shares of Universal View Corporation in exchange for 700,000 shares of Company common stock and $125,000 in cash. At the time of purchase, goodwill was recorded based on the excess of the fair market value of the cash given and the Company's common shares at the date of acquisition over the fair market value of Universal View Corporation's shares. Goodwill was recorded in the amount of $1,025,000 in 2000.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 6 - GOODWILL (Continued)
-----------------

         During 2000, this goodwill was reduced to a net book value of $350,000 in accordance with FASB No. 121. The amount of impairment loss recognized in 2000 for this item was $675,000. In the year ended December 31, 2001, the unamortized net book value of goodwill associated with the purchase of Universal View Corporation of $200,000 was written off as impaired and the additional acquisition costs of $169,050 incurred in 2001 were expensed.

NOTE 7 - THE DEBT REGISTRY DOMAIN NAMES
----------------------------------------

         During 2000, the Company issued 1,100,000 shares of its common stock in exchange for 100% of the outstanding common stock and the "domain names" associated with The Debt Registry valued at $900,628, based on the fair market value of the common stock on the dates issued.
         The Company wrote off this unamortized intangible asset in 2002 due to Impairment.

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

         In 2001, Management negotiated a restructuring of the Investor Notes into a new class of notes payable bearing interest at 4% per annum due from 16 to 24 months. Also in 2001, $5,157,932 of the $5,557,932
         Investor Notes were exchanged for preferred stock which is convertible into common stock at a value of $2.00 per share. Many of the noteholders have disputed the conversions, claiming misrepresentations

         In 2002, other noteholders converted their notes to preferred stock. Also in 2002, some noteholders brought suit against the Company and were awarded notes in settlement of the dispute.

         Funds from the Investor Notes were used primarily to fund acquisitions of distressed consumer loan portfolios and pay costs related to notes including commissions and interest.

         Notes payable consist of the following as of December 31, 2002:

         Investor notes, paying interest at 4%, due by 2003  $     267,665
         Estimated investor notes accruing interest
           at 12%, in default                                      600,000
         Notes issued in settlement, bearing interest at
           rates from 4% to 12%, in default                        848,800
         Note, bearing interest at 12%, secured by
           a portfolio of investor notes as well as
           Company assets, in default                              247,500
         Note, bearing interest at 12%, unsecured
           due in 2003                                             150,000
         Note, bearing interest at 12%, unsecured,
           in default                                              175,000
         Other private party notes                                 203,500
                                                             --------------
              Total, all current or in default               $   2,492,465
                                                             ==============

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

LITIGATION

         The Company is involved in litigation arising in the normal course of business. Since the death of David Walton, certain counsel have ceased working with the Company and the status of various matters is difficult to ascertain. The Company has accrued approximately $300,000 in additional liabilities to meet expected but unknown expenses and costs of settling litigation. Management believes that any outcome of such matters will not be materially in excess of the recorded accruals.

         Current management of the Company is aware of a total of approximately $1,600,000 of judgments and are to settle those judgments. The Company expects the final outcome, which may include the payment of cash, notes, stock from shareholders as well as stock from the Company to not be materially more than what was accrued above. Final settlement agreements have not been signed by all parties.

         The SEC has begun a formal investigation of the Company's transactions on the sale of investor notes in coordination with an inquiry by the Pennsylvania Securities Commission. There have been no provisions for any fines or damages which might result from those investigations. Several note holders have filed suit and have won judgments for return of their investment. Those judgments are included in the notes payable together with an additional estimated amount for claims by other note holders.

         The Company is not in compliance with the collateral requirements for a note of approximately $250,000.

         The termination of the Company's primary counsel for the year ended December 31, 2002 has created an uncertainty regarding the status of some litigation matters. The counsel will not respond to inquires to provide information regarding those matters he was handling. New Company counsel is unable to assess the status of these matters and has not given an opinion regarding potential liabilities.


OFFICER COMPENSATION

         The Board of Directors established minimum salaries for three of its officers aggregating $350,000 for 2002 and a minimum salary of $150,000 per year from 2003 through 2005 for its CEO.

         Since the death of David Walton, the Board has hired a new management team, however, the compensation agreements are all short-term.

LEASES

         The Company rents office space under an operating lease agreement through February 2003. Monthly lease payments total approximately $3,200. Rent expense for the years ended December 31, 2002 and 2001 totaled $40,000 and $54,000, respectively. At December 31, 2002, the future minimum lease payments required over the remaining terms of these leases are $6,400.

NOTE 10 - SHAREHOLDERS' EQUITY
------------------------------

STOCKHOLDERS' EQUITY

         In 2002 and 2001, the Company committed to issuing a total of 33,547,500 and 12,623,200 shares of common stock, respectively. The shares were granted in the amounts and for the purposes described below:

              Purpose                                       Number of Shares
              -------                                       ----------------
          2002
          ----
          Issued to officers for services                          6,000,000
          Issued to third parties for consulting services         27,547,500
                                                                 ------------
                                                                  33,547,500
                                                                 ============

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 10 - SHAREHOLDERS'EQUITY (Continued)
-----------------------------

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
                                                                  -----------
                                                                  12,623,200
                                                                  ===========

         During July and November 2002, the Company issued a total of 6,000,000 shares of common stock to officers as compensation for services provided to the Company. For the year ended December 31, 2002, the Company recognized $450,000 as compensation expense associated with these grants of shares, based on the fair value of the stock at the time of the grant.

         During 2002, the Company issued 27,547,500 shares of common stock to third parties as compensation for consulting services provided to the Company. For the year ended 2002, the Company recognized $2,261,974 as expense related to these issuances based on estimated fair market value of the stock at the time of issuance.

         During August 2001, the Company issued a total of 3,000,000 shares of common stock to officers of the Company as compensation for services provided to the Company. For the year ended 2001, the Company recognized $180,000 as compensation expense associated with these grants, based on the fair value of the stock at the time of the grant.

         During 2001, the Company issued 9,180,000 shares of common stock to third parties as compensation for consulting services provided to the Company. For the year ended 2001, the Company recognized $2,112,745 as expense related to these issuances based on estimated fair market value of the stock at the time of issuance.

         During 2001, the Company issued 143,200 shares for payment of interest and finance costs for the year. $35,600 was recorded as expense based on share price at the time of issuance.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 11 - STOCK OPTION PLAN
---------------------------

         The Company has adopted a stock option plan (the Plan) under which options to purchase up to 20,000,000 shares of common stock may be granted to officers, employees or directors of the Company, as well as consultants, independent contractors or other service providers of the Company. "Nonqualified" options may be granted under the Plan. Nonqualified options may be granted at an exercise price determined by the Board of Directors. Individual option agreements will contain such additional terms as may be determined by the Board of Directors at the time of the grant. The Plan provides for grants of options with a term of up to ten years.

STOCK OPTIONS

         The Company has elected to account for nonqualified grants and grants under its Plan following APB No. 25 and related interpretations. Accordingly, $687,632 and $0 of compensation costs have been recognized for nonqualified options for the years ended December 31, 2002 and 2001, respectively. Under FASB Statement No.123, Accounting for Stock-Compensation, the fair value of each option granted during the years ended December 31, 2002 and 2001 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of ten years, with an average risk-free interest rate ranging from 4.88% to 6.29%, price volatility of 1 and no dividends. Had compensation cost for all awards been determined based on the fair value method as prescribed by FASB Statement No. 123, reported net loss and net loss per common share would have been as follows:

                                                        2002           2001
                                                    -------------  -------------
         Net loss:
            As reported                             $ (8,030,464)  $ (5,125,636)
            Proforma                                $ (8,030,464)  $ (5,125,636)

         Basic and diluted net loss per share:
            As reported                             $      (0.15)  $      (0.24)
            Proforma                                $      (0.15)  $      (0.24)

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 11 - STOCK OPTION PLAN  (Continued)
----------------------------

         A summary of the activity of the stock options for the years ended December 31, 2002 and 2001 is as follows:

                                               2002                2001
                                        -------------------------------------------
                                                    Weighted               Weighted
                                                    Average                Average
                                                    Exercise               Exercise
                                          Shares     Price      Shares      Price
                                        -------------------------------------------
         Outstanding, beginning of period  2,180,000  $0.43     1,980,000   $  0.37
         Granted                          11,850,000  $0.08       200,000      1.00
         Forfeited                                --     --            --        --
         Expired                                  --     --            --        --
                                        -------------------------------------------
         Outstanding at end of period     14,030,000  $0.14    2,180,000    $  0.43
                                        ===========================================
         Exercisable at end of period     13.280,000  $0.14    1,980,000    $  0.43
                                        ===========================================
         Weighted-average fair value of
          options granted during the period           $0.08                 $  1.00
                                                      =====                ========

         A further summary of options outstanding at December 31, 2002 is as follows:

                             Options Outstanding          Options Exercisable
               -----------------------------------------------------------------
                                  Weighted
                                   Average    Weighted                Weighted
                                  Remaining   Average                 Average
                 Number          Contractual  Exercise     Number     Exercise
               Outstanding           Life      Price     Exercisable   Price
               -----------------------------------------------------------------
                   20,000         1.00 years   $ 0.75        20,000   $ 0.75
                1,700,000         2.00 years     0.07     1,700,000     0.07
                4,750,000         3.00 years     0.08     4,750,000     0.08
                3,550,000         5.00 years     0.09     3,550,000     0.09
                  450,000         6.00 years     0.08       450,000     0.08
                  600,000         7.00 years     0.25       600,000     0.25
                  400,000         8.00 years     0.25       400,000     0.25
                  265,000         8.40 years     0.91       265,000     0.91
                  245,000         8.75 years     0.80       245,000     0.80
                  200,000         9.25 years     1.00       200,000     1.00
                1,850,000        10.00 years     0.08     1,100,000     0.07
               -----------                               -----------
               14,030,000                                13,280,000
               ===========                               ===========

         During 2000, the Company granted 630,000 options which included 200,000 options which become exercisable at the time the Company's share price reaches $5.00 per share. At such time, the Company will record an expense of approximately $973,000.

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 12 - INCOME TAXES
----------------------

         Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of December 31, 2002:

         Deferred tax assets:
         Net operating loss carryforwards                           $ 7,700,000
         Compensation element of stock options issued                  (200,000)

         Less valuation allowance                                    (7,500,000)
                                                                    ------------
                  Net deferred tax assets                           $        --
                                                                    ============

         Realization of deferred tax assets is dependant upon generating sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $2,500,000 and $1,722,000 for the years ended December 31, 2002 and 2001, respectively. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

         As of December 31, 2002, the Company has net operating loss carryforwards for both federal and state income tax purposes. Federal net operating loss carryforwards totaling approximately $22,000,000 expire in the years 2009 through 2022. State net operating loss carryforwards totaling approximately $10,000,000 expire in the years 2003 through 2007. California has temporarily suspended loss carryforwards. It is uncertain when the suspended losses may be available. Due to Internal Revenue Service regulations, the availability of the operating loss carryforwards may be limited upon a substantial change in ownership.

         A reconciliation of the effective tax rates with the federal statutory rate is as follows as of December 31:

                                                           2002         2001
                                                       ------------ ------------
         Income tax benefit at statutory rate          $ 2,700,000  $ 1,722,000
         Nondeductible expenses                           (200,000)          --
         Change in valuation allowance                  (2,500,000)  (1,722,000)
         State income taxes, net                                --           --
                                                       ------------ ------------
                                                       $        --  $        --
                                                       ============ ============

               SECURITY ASSET CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002and 2001

NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

         During 2002 and 2001, the Company made payments for consulting services to the CEO, President, CFO, and the Secretary of the Corporation. Payments for consulting services made to these individuals were, $6,100 $6,000, $0 and $6,000 and $23,565, $18,500, $0 and
         $21,000, respectively. Also during 2002 and 2001, these individuals received common stock valued at $200,000, $200,000, $0 and $200,000 and $60,000, $60,000, $65,000 and $60,000, respectively. These shares have been valued based on the fair value of the shares on the date of grant.

NOTE 14 - SEGMENT INFORMATION
-----------------------------

         The Company had three reportable segments: consumer credit portfolio, rental real estate portfolio and broadband technology. The consumer credit portfolio segment acquires, manages, collects and markets distressed consumer credit portfolios. The rental real estate portfolio acquires, manages and sells residential properties located in San Diego County, California. The broadband segment holds a patent, certain patents pending and licensing for direct on-line full screen video technology.

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

         Information about reported segment profit or loss and segment assets for the years ended December 31, 2002 and 2001 are as follows:

                                     Consumer       Rental
                                      Credit      Real Estate    Broadband
                                     Portfolio     Portfolio     Technology       Total
                                     ----------   -----------  -------------  ------------
  2002 Revenues                      $  229,371   $        --    $        --  $    229,371
  2001 Revenues                         151,327            --             --       151.327

  2002 Interest expense                 352,681            --             --       352,681
  2001 Interest expense               1,072,699            --             --     1,072,699

  2002 Net (loss)                    (6,487,964)           --      1,542,500    (8,030,464)
  2001 Net (loss) income             (5,155,084)       30,248             --    (5,125,636)

  2002 Assets                           553,576            --         10,000       563,576
  2001 Assets                         3,056,018            --      1,552,500     4,609,318
